Form 10-Q
period 1996-03-31
METRA BIOSYSTEMS INC
filed 1996-05-15
CIK 888999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            [ X ]               QUARTERLY REPORT
                  For the quarterly period ended March 31, 1996



                             METRA BIOSYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)


                                     0-26234
                             Commission File Number


            CALIFORNIA                            33-0408436
(State or other jurisdiction of     (I.R.S.Employer Identification Number)
incorporation or organization)



                265 North Whisman Road, Mountain View, CA 94043-3911
               (Address of Registrant's principal executive offices)

                                  (415) 903-9100
                (Registrant's telephone number including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ X ]Yes  [   ] No.

     The number of shares of the Registrant's common stock outstanding as of May 8, 1996 was 12,577,378.

PART I. - FINANCIAL INFORMATION


                   METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                  ASSETS



                                                             March 31,         June 30,
                                                                1996             1995
                                                            -----------      -----------
                                                            (unaudited)
      Current assets:
       Cash and cash equivalents                           $      5,338      $     2,317
       Investment securities available for sale, at market       21,565            1,000
       Accounts receivable, net                                     689              518
       Interest receivable                                          480               42
       Inventories                                                1,157              638
       Other current assets                                         400              200
                                                            -----------      -----------
         Total current assets                                    29,629            4,715

      Property and equipment, net                                 4,437            1,898
      Other assets, net                                             262              787
                                                            -----------      -----------
                                                            $    34,328      $     7,400
                                                            -----------      -----------
                                                            -----------      -----------

     LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
                                     EQUITY (DEFICIT)

      Current liabilities:
       Current portion of capital lease obligations         $       407      $        52
       Accounts payable                                             727            1,055
       Accrued expenses                                           1,759              849
                                                            -----------      -----------
         Total current liabilities                                2,893            1,956
       Capital lease obligations                                  1,461               40
                                                            -----------      -----------
         Total liabilities                                        4,354            1,996

      Manditorily redeemable convertible preferred stock              -           23,260

      Common stock                                                   10                1
      Capital in excess of par value of common stock             65,736              990
      Notes receivable from shareholders                           (110)            (169)
      Deferred compensation                                         (92)            (187)
      Foreign currency translation adjustment                        26                -
      Unrealized gain (loss) on securities available for
       sale                                                         (15)              (1)
      Accumulated deficit                                       (35,581)         (18,490)
                                                            -----------      -----------
       Total shareholders' equity (deficit)                      29,974          (17,856)
                                                            -----------      -----------
                                                            $    34,328      $     7,400
                                                            -----------      -----------
                                                            -----------      -----------


            See accompanying notes to consolidated financial statements.

                   METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                            Quarter ended                 Nine months ended
                                              March 31,                       March 31,
                                    --------------------------      ---------------------------
                                        1996           1995            1996            1995
                                    -----------    -----------      ----------       ----------
      Revenues:

       Product sales                $     1,062    $       718      $    2,836       $    1,800
       Partner revenue                      178            264           1,854              551
                                    -----------    -----------      ----------       ----------
         Total revenues                   1,240            982           4,690            2,351
                                    -----------    -----------      ----------       ----------
      Operating expenses:

       Cost of product sales                764            432           2,152            1,355
       Research and development           1,047          1,040           2,794            2,395
       Sales and marketing                2,039            850           4,685            1,999
       General and administrative           859            776           2,061            1,484
       Acquired in-process
       research and development          11,291             --          11,291               --
                                    -----------    -----------      ----------       ----------
         Total operating expenses        16,000          3,098          22,983            7,233
                                    -----------    -----------      ----------       ----------
         Loss from operations           (14,760)        (2,116)        (18,293)          (4,882)
      Interest income, net                  342             81           1,202              279
                                    -----------    -----------      ----------       ----------
          Net loss                      (14,418)        (2,035)        (17,091)          (4,603)
                                    -----------    -----------      ----------       ----------
                                    -----------    -----------      ----------       ----------
      Net loss per share            $     (1.40)  $      (0.32)    $     (1.73)     $     (0.73)
                                    -----------    -----------      ----------       ----------
                                    -----------    -----------      ----------       ----------

      Weighted average shares used
      to compute net loss per share  10,264,400      6,300,522       9,862,216        6,295,286
                                    -----------    -----------      ----------       ----------
                                    -----------    -----------      ----------       ----------

            See accompanying notes to consolidated financial statements.

                  METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                    Nine months ended
                                                                        March 31,
                                                                  ---------------------
                                                                  1996             1995
      Cash flows from operating activities:
       Net loss                                                $  (17,091)     $   (4,603)
       Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation and amortization                                597             408
         Increase in inventory reserve                                 51             224
         Write-off of acquired in-process research and
          development                                              11,291              --
         Amortization of deferred compensation and
          compensation expenses paid in stock                          95             410
         Forgiveness of notes receivable from officers                 26              41
         Changes in operating assets and liabilities:
          Receivables                                                (609)           (201)
          Inventories                                                (570)           (458)
          Other current assets                                       (878)            (33)
          Other assets                                               (146)            (15)
          Accounts payable and accrued expenses                      (164)             38
                                                               ----------      ----------
            Net cash used in operating activities                  (7,398)         (4,189)

      Cash flows from investing activities:
       Purchases of investment securities                         (30,430)         (1,571)
       Maturities and sales of investment securities                9,851             575
       Purchases of property and equipment                         (3,085)           (274)
       Notes receivable from officers                                  --            (170)
       Repayment of notes receivable from shareholders                 59              --
                                                               ----------      ----------
            Net cash (used in) provided by investing
            activities                                            (23,605)         (1,440)

      Cash flows from financing activities:
       Increase (decrease) in capital lease obligations             1,776            (152)
       Proceeds from sales of common stock                         32,222             115
                                                               ----------      ----------
            Net cash provided by (used in) financing
            activities                                             33,998             (37)
      Effect of exchange rates on cash                                 26              --
                                                               ----------      ----------
      Net increase (decrease) in cash and cash equivalents          3,021          (5,666)
      Cash and cash equivalents at beginning of period              2,317           8,502
                                                               ----------      ----------
      Cash and cash equivalents at end of period               $    5,338      $    2,836
                                                               ----------      ----------
                                                               ----------      ----------
      Supplemental disclosure of cash flow information
       - cash paid during the period for interest              $       56      $       26
                                                               ----------      ----------
                                                               ----------      ----------
      Supplemental disclosure of noncash investing and
       financing activities - conversion of mandatorily
       redeemable preferred stock and common stock warrant to
       common stock                                            $   23,260              --
                                                               ----------      ----------
                                                               ----------      ----------
      Upon completion of the Initial Public Offering, $727 of
       prepaid IPO costs were debited to additional paid in
       capital                                                        727              --
                                                               ----------      ----------
                                                               ----------      ----------

         See accompanying notes to consolidated financial statements.

                   METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1996 and 1995
                               (Unaudited)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  THE COMPANY

     Metra Biosystems, Inc. ("Metra" or the "Company") was incorporated on March 21, 1990. Since the commencement of operations the Company has been engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders.

     In December 1993, the Company incorporated a wholly-owned subsidiary, Metra Biosystems (U.K.) Ltd., that is responsible for the commercialization of Metra's products in Europe.

     In January 1996, the Company acquired Osteo Sciences Corporation, now a wholly-owned subsidiary, responsible for research and development of the Company's ultrasound technology.

(b)  NET LOSS PER SHARE

     Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the Company's $10.00 per share initial public offering
(IPO) price and stock options granted with exercise prices below the IPO price during the 12-month period preceding June 30, 1995, the date the Registration Statement was declared effective, even when anti-dilutive, have been included in the calculation of common equivalent shares for the prior period, using the treasury stock method based on the $10.00 per share initial public offering price, as if they were outstanding for the period presented.

     Furthermore, pursuant to Securities and Exchange Commission staff policy, common equivalent shares from convertible preferred stock and warrants that were converted upon the completion of the Company's IPO are included (using the as if-converted method) in the calculation.

2.  INITIAL PUBLIC OFFERING

     On April 26, 1995, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission ("SEC") permitting the Company to sell shares of its common stock to the public. The Registration Statement was filed on May 18, 1995 and was declared effective by the SEC on June 30, 1995.

     In July 1995, the Company issued 3,450,000 shares of common stock to the public at $10.00 per share. After deducting underwriting discounts, commissions and fees, the Company received proceeds of $32,085,000. Total additional expenses associated with the offering were $727,000, resulting in net proceeds of $31,358,000.

3.  INVESTMENT SECURITIES

     Investment securities which are classified as available for sale at March 31, 1996 and June 30, 1995 and are due within one year, include the following:


                                       March 31,       June 30,
                                         1996            1995
                                     -----------     -----------
Fair Value                                 (in thousands)

U.S. Government securities           $    10,295     $         -
Corporate bonds                           11,270           1,000
                                     -----------     -----------
                                     $    21,565     $     1,000
                                     -----------     -----------
                                     -----------     -----------
Cost
U.S. Government securities           $    10,302     $         -
Corporate bonds                           11,278           1,001
                                     -----------     -----------
                                     $    21,580     $     1,001
                                     -----------     -----------
                                     -----------     -----------

4.  INVENTORIES

     Inventories consist of the following:

                                       March 31,       June 30,
                                         1996            1995
                                     -----------     -----------
                                           (in thousands)
Raw materials                        $       249      $      149
Finished goods                               908             489
                                     -----------     -----------
                                     $     1,157             638
                                     -----------     -----------
                                     -----------     -----------

5.  LEASE COMMITMENTS

     In December 1995, the Company entered into two new leasing arrangements to finance $2,750,000 of equipment and building improvements. As of March 31, 1996, $1,816,000 was outstanding in conjunction with these leases and $828,000 remains available for further borrowings. The leases are both classified as capital leases and expire in fiscal year 2000. Both leasing agreements include negative covenants which require an irrevocable letter of credit in the event of the Company's non-compliance with the covenants.

6.  ACQUISITION -- OSTEO SCIENCES CORPORATION

     On January 31, 1996, the Company purchased Osteo Sciences Corporation ("Osteo") for 541,072 shares of Metra Common Stock valued at approximately $9,672,000 and options to purchase 19,343 shares of Metra Common Stock valued at approximately $345,000. Additional costs associated with the transaction along with net liabilities assumed were approximately $1,274,000. A substantial amount of the value of Osteo is related to in-process research and development; accordingly, the Company incurred a one-time write-off of $11,291,000 during the third quarter ended March 31, 1996.

     The following pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The pro forma information does not include the write-off of purchased in-process research and development of $11,291,000. The following table shows pro forma results of operations assuming the acquisition of Osteo had been consummated at the beginning of the period presented:

                                          Nine months ended March 31,
                                             1996           1995
                                          ----------     ----------
                                          (in thousands, except per
                                              share amounts)

Total Revenues                              $4,690          $2,351
                                          ----------     ----------
                                          ----------     ----------
Net loss before nonrecurring charges       ($6,172)        ($5,094)
                                          ----------     ----------
                                          ----------     ----------
Net loss per share before nonrecurring
charges                                     ($0.60)         ($0.75)
                                          ----------     ----------
                                          ----------     ----------
Shares used in calculation of per
share amounts                               10,224           6,836
                                          ----------     ----------
                                          ----------     ----------

7.  SUBSEQUENT EVENT

     In April 1996, the Company issued 2,000,000 shares of its common stock at $13.50 per share in a public offering. An additional 300,000 shares were issued in May 1996 due to the exercise of the over-allotment option by the underwriters of such public offering. After deducting underwriting discounts, commissions and fees, the Company received proceeds of $29,187,000. Total additional expenses associated with the offering are estimated to be $450,000, resulting in estimated net proceeds of $28,737,000.

8.  MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, previously filed with the SEC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING IS A FORWARD-LOOKING STATEMENT THAT IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THE RISK THAT THE COMPANY'S PRODUCTS WILL NOT ACHIEVE MARKET ACCEPTANCE, THE COMPANY'S RELIANCE UPON COLLABORATIVE RELATIONSHIPS AND THE INTENSE COMPETITION IN THE MARKET FOR BIOCHEMICAL MARKERS, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED HEREIN AND FURTHER DESCRIBED UNDER THE HEADING "RISK FACTORS" IN THE COMPANY'S PROSPECTUSES DATED APRIL 23, 1996 AND JUNE 30, 1995 RESPECTIVELY, DELIVERED IN CONNECTION WITH THE COMPANY'S PUBLIC OFFERINGS, AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Total revenues for the quarter ended March 31, 1996 increased to $1,240,000 from $982,000 for the quarter ended March 31, 1995. This increase in total revenues reflects an increase in product sales and a decrease in partner revenues.

     Product sales for the quarter ended March 31, 1996 increased to $1,062,000 from $718,000 for the quarter ended March 31, 1995. This increase in product sales was due to broader acceptance of the Company's bone resorption and formation tests for research purposes and for clinical use internationally and, to a lesser extent, the introduction of Pyrilinks-Registered Trademark--D for clinical use in the U.S. after the Company received U.S. Food and Drug Administration ("FDA") clearance in December 1995. Prior to the Company's receiving clearance from the FDA, Pyrilinks-Registered Trademark--D was available in the U.S. for research purposes only.

     Partner revenues for the quarter ended March 31, 1996 decreased to $178,000 from $264,000 for the quarter ended March 31, 1995. This decrease resulted primarily from a decrease in non-recurring milestone payments from corporate partners, partially offset by an increase in reagent sales to collaborative partners.

     Cost of product sales for the quarter ended March 31, 1996 increased to $764,000 from $432,000 for the quarter ended March 31, 1995, reflecting the increased volume of products sold and additional overhead expenses associated with the facilities growth to support manufacturing scale-up in preparation for expanded commercial operations. The expansion and scale-up costs include but are not limited to automation to support increased volumes and expanded GMP and quality programs.

     Research and development expenses were relatively flat for the quarter ended March 31, 1996 at $1,047,000 as compared to $1,040,000 for the quarter ended March 31, 1995. The Company increased spending for internal product development programs, including the newly acquired ultrasound program, as well as external collaborative research efforts. These increases were offset by a reduction in clinical expenses associated with the preparation of the FDA 510(k) submission in the prior year. The Company expects to increase its research and development expenditures during the next several years to continue to enhance and expand its product lines as well as to pursue the expansion of the claims for current products.

     Sales and marketing expenses for the quarter ended March 31, 1996 increased to $2,039,000 from $850,000 for the quarter ended March 31, 1995, due to increased staffing in domestic and international locations, the establishment of a sales office in Milan, Italy, and the costs of additional programs being implemented to support the clinical launch of the Company's products in the U.S. following recent clearances by the FDA. Sales and marketing expenditures are expected to increase significantly in the next several years as additional marketing programs and sales and marketing staff are added to support the expansion of sales operations domestically and internationally.

     General and administrative expenses for the quarter ended March 31, 1996 increased to $859,000 from $776,000 for the quarter ended March 31, 1995, due to increased personnel costs and additional expenses associated with being a public company. The Company expects to increase its general and administrative expenditures during the next several years to support the Company's growth.

     On January 31, 1996, the Company purchased Osteo Sciences Corporation ("Osteo") for 541,072 shares of Metra Common Stock valued at approximately $9,672,000 and options to purchase 19,343 shares of Metra Common Stock valued at approximately $345,000. Additional costs associated with the transaction along with net liabilities assumed were approximately $1,274,000. A substantial amount of the value of Osteo is related to in-process research and development; accordingly, the Company incurred a one-time write-off of $11,291,000 during the third quarter ended March 31, 1996.

     Net interest income for the quarter ended March 31, 1996 increased to $342,000 from $81,000 for the quarter ended March 31, 1995 primarily as a result of the investment of the proceeds from the Company's Initial Public Offering.

NINE MONTHS ENDED MARCH 31, 1996 AND 1995

     Total revenues for the nine months ended March 31, 1996 increased to $4,690,000 from $2,351,000 for the nine months ended March 31, 1995. This increase in total revenues reflects an increase in both product sales and partner revenues.

     Product sales for the nine months ended March 31, 1996 increased to $2,836,000 from $1,800,000 for the nine months ended March 31, 1995. This increase in product sales was due to broader acceptance of the Company's bone resorption and formation tests for research purposes and for clinical use internationally and, to a lesser extent, the introduction of Pyrilinks-Registered Trademark--D for clinical use in the U.S. after the Company received FDA clearance in December 1995. Prior to the Company's receiving clearance from the FDA, Pyrilinks-Registered Trademark--D was available in the U.S. for research purposes only.

     Partner revenues for the nine months ended March 31, 1996 increased to $1,854,000 from $551,000 for the nine months ended March 31, 1995. This increase resulted primarily from an increase in non-recurring milestone payments from corporate partners, earned upon receipt of FDA clearance of Pyrilinks-Registered Trademark- (November 1995) and Pyrilinks-Registered Trademark--D (December 1995), and to a lesser extent an increase in reagent sales to collaborative partners.

     Cost of product sales for the nine months ended March 31, 1996 increased to $2,152,000 from $1,355,000 for the nine months ended March 31, 1995, reflecting the increased volume of products sold and additional overhead expenses associated with the facilities growth to support manufacturing scale-up in preparation for expanded commercial operations.

     Research and development expenses for the nine months ended March 31, 1996 increased to $2,794,000 from $2,395,000 for the nine months ended March 31, 1995 due to costs for the Company's internal product development programs, including the newly acquired ultrasound program, and external collaborative research efforts. These increases were partially offset by a reduction in clinical expenses associated with the preparation of the FDA 510(k) submission in the prior year. The Company expects to increase its research and development expenditures during the next several years to continue to enhance and expand its product lines as well as to pursue the expansion of the claims for current products.

     Sales and marketing expenses for the nine months ended March 31, 1996 increased to $4,685,000 from $1,999,000 for the nine months ended March 31, 1995, due to increased staffing in domestic and international locations, and due to the costs of additional programs being implemented to support the clinical launch of the Company's products in the U.S. following recent clearances by the FDA. Sales and marketing expenditures are expected to increase significantly in the next several years as additional marketing programs and sales and marketing staff are added to support the expansion of sales operations domestically and internationally.

     General and administrative expenses for the nine months ended March 31, 1996 increased to $2,061,000 from $1,484,000 for the nine months ended March 31, 1995, due to increased personnel costs and additional expenses associated with being a public company. The Company expects to increase its general and administrative expenditures during the next several years to support the Company's growth.

     On January 31, 1996, the Company purchased Osteo Sciences Corporation ("Osteo") for 541,072 shares of Metra Common Stock valued at approximately $9,672,000 and options to purchase 19,343 shares of Metra Common Stock valued at approximately $345,000. Additional costs associated with the transaction along with net liabilities assumed were approximately $1,274,000. A substantial amount of the value of Osteo is related to in-process research and development; accordingly, the Company incurred a one-time write-off of $11,291,000 during the third quarter ended March 31, 1996.

     Net interest income for the nine months ended March 31, 1996 increased to $1,202,000 from $279,000 for the nine months ended March 31, 1995 primarily as a result of the investment of the proceeds from the Company's Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception primarily through the sale of preferred and common stock, payments related to collaborative research and development agreements, sales of the Company's diagnostic products for research and clinical use and, to a lesser extent, through equipment financing. In July 1995, the Company completed its Initial Public Offering of 3,450,000 shares of common stock. All preferred stock was automatically converted into shares of common stock upon closing of the offering. The cash proceeds from the Initial Public Offering, net of underwriters discounts were $32,085,000. Total additional expenses associated with the offering were $727,000, resulting in net proceeds from the offering of $31,358,000.

     The Company has historically utilized leasing arrangements to finance capital purchases. In March 1995, the Company entered into two new leasing arrangements to finance $2,750,000 of equipment and building improvements. As of March 31, 1996, $1,816,000 was outstanding in conjunction with these leases and $828,000 remains available for future borrowings. The leases are both classified as capital leases and expire in fiscal year 2000. Both leasing agreements include negative covenants which require an irrevocable letter of credit in the event of the Company's non-compliance with the covenants.

     In April 1996, the Company issued 2,000,000 shares of its common stock at $13.50 per share in a public offering. An additional 300,000 shares were issued in May 1996 due to the exercise of the over-allotment option by the underwriters of such public offering. After deducting underwriting discounts, commissions and fees, the Company received proceeds of $29,187,000. Total additional expenses associated with the offering are estimated to be $450,000, resulting in estimated net proceeds of $28,737,000.

     As of March 31, 1996, the Company had $5,338,000 in cash and cash equivalents and $21,565,000 in investment securities. These cash and investment balances, together with the net proceeds of the secondary public offering of $28,737,000, provide the Company with approximately $55,640,000 in cash reserves.

     The Company's future capital requirements depend upon, among other things, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities including the introduction of the Company's products for clinical use in the U.S., costs involved in filing, prosecuting and enforcing patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies. The Company believes that its current cash, along with the net cash proceeds from the recently completed public offering and projected cash flows from operations, will be sufficient to fund domestic and international operations, capital investments, and research and development projects currently planned for the next several years, however, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, expansion of the Company's marketing and sales activities and the cost of intellectual property protection. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

PART II. - OTHER INFORMATION

Items 1,2,3,4 and 5 are not applicable and have been omitted.

Item 6. - Exhibits and Reports on Form 8-K

     a.   Exhibits
          Exhibit 11-Computation of Loss Per Share

     b.   Forms 8-K

         The Company filed a Report on Form 8-K, dated February 13, 1996, as amended on March 19, 1996 and as further amended on April 19, 1996, reporting the acquisition of Osteo Sciences Corporation.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kurt E. Amundson   Vice President and Chief Financial Officer      May 14, 1996
                      (duly authorized and principal financial and
                                 accounting officer)