Form 10-K405/A
period 1996-06-30
METRA BIOSYSTEMS INC
filed 1996-10-31
CIK 888999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR    COMMISSION FILE NUMBER:
        ENDED:                   0-26234
     JUNE 30, 1996

                            ------------------------

                             METRA BIOSYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

                 CALIFORNIA                                     33-0408436
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

           265 NORTH WHISMAN ROAD,
              MOUNTAIN VIEW, CA                                 94043-3911
          (Address of Registrant's                              (Zip code)
        principal executive offices)

                                 (415) 903-9100
              (Registrant's telephone number including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At August 30, 1996, there were 12,599,852 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $48,040,834 based upon the closing price of the Common Stock at August 30, 1996 on The Nasdaq National Market. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as set forth below:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors of the Company as of August 31, 1996:

NAME OF NOMINEE                                         AGE                PRINCIPAL OCCUPATION            DIRECTOR SINCE
--------------------------------------------------      ---      ----------------------------------------  ---------------
Costa G. Sevastopoulos, Ph.D......................          53   Chairman of the Board of Directors                1990

George W. Dunbar, Jr..............................          50   President, Chief Executive Officer and            1991
                                                                   Director

Claude D. Arnaud, M.D.............................          66   Director                                          1990

John L. Castello..................................          60   Director                                          1993

Mary Lake Polan, M.D., Ph.D.......................          52   Director                                          1992

Leonard D. Schaeffer..............................          50   Director                                          1992

Craig C. Taylor...................................          45   Director                                          1991

Samuel Urcis......................................          61   Director                                          1990

    There are no family relationships among any of the directors or executive officers of the Company.

    DR. SEVASTOPOULOS has served as the Company's Chairman of the Board since July 1990 and was the Company's acting President and Chief Executive Officer from July 1990 until July 1991. He co-founded Delphi BioVentures, a venture capital firm specializing in the financing of early stage biomedical companies, which is a shareholder of the Company, where he served as a general partner from 1988 to 1994. Dr. Sevastopoulos received a B.S. in physics from the University of Athens, Greece, an M.S. in electrical engineering from the California Institute of Technology, an M.B.A. from INSEAD, France and a Ph.D in molecular biology from the University of California at Berkeley.

    MR. DUNBAR joined the Company as President, Chief Executive Officer and Director in July 1991. Prior to joining the Company, he was the Vice President of Licensing and Business Development of the Ares-Serono Group ("Ares-Serono"), a Swiss health care company that markets pharmaceutical, diagnostic and veterinary products worldwide, from 1988 until 1991, where he established a licensing and acquisition group for its health care divisions. From 1974 until 1987, he held various senior management positions with Amersham International ("Amersham"), a health care and life sciences company, where he most recently served as Vice President for its Life Sciences business in North America. Mr. Dunbar also served as Amersham's General Manager of Pacific Rim markets and Eastern Regional operations and, prior to that, he managed the international marketing of Amersham's medical and industrial radioisotopes. Mr. Dunbar also serves as a director of Metra Biosystems (U.K.) Ltd., the Company's wholly owned subsidiary, and DepoTech Corporation, a life-sciences company. Mr. Dunbar holds a B.S. in electrical engineering and an M.B.A. from Auburn University and sits on the Auburn School of Business M.B.A. Advisory Committee.

    DR. ARNAUD is a co-founder of the Company and Chairman of its Scientific Advisory Board and joined the Company's Board of Directors in July 1990. Since 1981, Dr. Arnaud has been affiliated with the University of California at San Francisco ("UCSF") and is currently Professor of Medicine and Physiology, Director of Programs in Osteoporosis and Bone Biology and Director of the Center for Osteoporosis and Metabolic Bone Disease at UCSF. Dr. Arnaud has served on several editorial advisory boards, including the Journal of Bone and Mineral Research, Calcified Tissue International, Bone, and Osteoporosis International. He is a founder and former president of the American Society of Bone and Mineral Research and is a recipient of that society's William F. Newman Award for excellence in research and teaching. Dr. Arnaud received his B.A. in medicine from Columbia College, his M.D. from New York Medical College, and completed postdoctoral work at the University of Wisconsin.

    MR. CASTELLO joined the Company's Board of Directors in July 1993. He is the Chairman, President and Chief Executive Officer of XOMA Corporation ("XOMA"), a human therapeutics and biotechnology company. Prior to joining XOMA in 1992, Mr. Castello was with Ares-Serono where he served as President and Chief Operating Officer from 1988 to 1992. Mr. Castello is also a director of Cholestech Corporation, a medical diagnostics company. Mr. Castello holds a B.S. in mechanical and industrial engineering from the University of Notre Dame.

    DR. POLAN has served as a member of the Company's Board of Directors since August 1992. She is Chairman of the Department of Gynecology and Obstetrics at Stanford University School of Medicine, which she joined in 1990. From 1985 to 1990, Dr. Polan was an Associate Professor in the Department of Obstetrics and Gynecology at Yale University. In 1991, Dr. Polan served as Co-chair of the Task Force of Opportunities form Women's Health of the National Institutes of Health. She has been a member of the Board of Health Sciences Policy of the Institute of Medicine, a unit of the National Academy of Sciences, since 1992. Dr. Polan is also a director of Quidel Corporation, a human diagnostics company, Gynecare, Inc., a medical device company, and American Home Products, a pharmaceutical and consumer products company. Dr. Polan received her B.A. in chemistry from Connecticut College and is also a graduate of Yale University, where she received a doctorate degree in biophysics and biochemistry and her M.D.

    MR. SCHAEFFER joined the Company's Board of Directors in November 1992. He is the Chairman and Chief Executive Officer of Blue Cross of California, which he joined in 1986, and has been Chairman and Chief Executive Officer of WellPoint Health Networks, a health care company, since 1992. Mr. Schaeffer is also a director of Allergan, Inc., a health care firm and Blue Cross and Blue Shield Association, a health care trade association. Mr. Schaeffer received an A.B. in economics from Princeton University.

    MR. TAYLOR joined the Company's Board of Directors in August 1991. He joined Asset Management Company in 1977 and is a general partner of Asset Management Associates and associated private venture capital partnerships, one of which is a shareholder of the Company. He also serves as a director of Lynx Therapeutics, Inc., and Pharmacyclics, Inc., which are human therapeutics companies. Mr. Taylor received a B.S. and M.S. in physics from Brown University and his M.B.A. from Stanford University.

    MR. URCIS joined the Company's Board of Directors in July 1990. He co-founded Alpha Partners, which is a venture capital firm and which is a shareholder of the Company, where he has served as a general partner since 1982. He received a B.S. in engineering from the University of California at Los Angeles.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

    The following table shows the compensation received in the fiscal year ended June 30, 1996 by the Company's Chief Executive Officer and the Company's other four most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended June 30, 1996 (collectively, the "Named Executive Officers"), and the compensation received by certain of such individuals for the Company's prior two fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM COMPENSATION
                                                                                      --------------------------------
                                                                                          AWARDS
                                                                                      --------------      PAYOUTS
                                                              ANNUAL COMPENSATION       SECURITIES    ----------------
                                                 FISCAL     ------------------------    UNDERLYING       ALL OTHER
NAME & PRINCIPAL POSITION                         YEAR        SALARY       BONUS      OPTIONS/SARS*   COMPENSATION(1)
---------------------------------------------  -----------  ----------  ------------  --------------  ----------------
George W. Dunbar, Jr. .......................        1996   $  200,081  $  40,000(2)     265,000(4)     $      1,894
  President and Chief Executive Officer              1995   $  179,583         --             --        $     30,170
                                                     1994   $  169,569  $  40,000(3)          --        $    166,367

Kurt E. Amundson ............................        1996   $   71,913  $  20,000        150,000(6)     $        245
  Vice President and Chief Financial
  Officer(5)

Ronald T. Steckel ...........................        1996   $  165,081  $  10,000(2)     100,000(7)     $     15,121
  Senior Vice President                              1995   $  149,011         --             --        $     27,743
                                                     1994   $  135,386         --             --        $     29,714

Colette Z. Andrea ...........................        1996   $  180,081  $  10,000(2)      62,500(8)     $     18,018
  Vice President, Marketing and Sales(7)             1995   $  145,833         --           --          $     60,144

John F. Coombes .............................        1996   $  112,212         --         18,000(10)    $     14,829
  Vice President, International(9)                   1995   $   93,228         --          8,333        $     10,776

------------------------

 *  Includes options repriced in the fiscal year ending June 30, 1997.

 (1) Amounts reported for fiscal year 1996 consist of: (i) forgiveness of amounts due under loans from the Company to assist in the purchase of homes in connection with relocations (Mr. Dunbar $1,159, Mr. Steckel $14,482, Ms. Andrea $17,392) (ii) premiums paid on life and accidental death and dismemberment insurance policies for the officer's benefit (Mr. Dunbar $735, Mr. Amundson $245, Mr. Steckel $638, Ms. Andrea $626 and Mr. Coombes $712)
    (iii) car allowance (Mr. Coombes $14,117).

    Amounts reported for fiscal year 1995 consist of: (i) forgiveness of amounts due under loans from the Company to assist in the purchase of homes in connection with relocations (Mr. Dunbar $28,015, Mr. Steckel $23,181, Ms. Andrea $11,595) (ii) housing allowance associated with the purchases of homes in California (Mr. Dunbar $1,485, Mr. Steckel $4,000, Ms. Andrea $48,225) (iii) premiums paid on life and accidental death and dismemberment insurance policies for the officer's benefit (Mr. Dunbar $670, Mr. Steckel $562, Ms. Andrea $324 and Mr. Coombes $303) (iv) car allowance (Mr. Coombes $9,735).

    Amounts reported for fiscal year 1994 consist of: (i) forgiveness of amounts due under loans from the Company to assist in the purchase of homes in connection with relocations (Mr. Dunbar $28,015 and Mr. Steckel $23,181)
    (ii) housing allowance associated with the purchases of homes in California

    (Mr. Dunbar $17,816 and Mr. Steckel $6,000) (iii) $119,850 paid to Mr. Dunbar in connection with his relocation (iv) premiums paid on life and accidental death and dismemberment insurance policies for the officer's benefit (Mr. Dunbar $686 and Mr. Steckel $533).

 (2) The amount of this bonus, which was paid in fiscal 1996, was based upon the individual's performance in fiscal 1995.

 (3) The amount of Mr. Dunbar's bonus, which was paid in fiscal 1994, was based in part upon his performance in fiscal 1993.

 (4) In connection with option repricings on January 31, 1996 and August 21, 1996, options granted to Mr. Dunbar to purchase 170,000 shares of Company Common Stock were cancelled. See "Option/ SAR Grants in Last Fiscal Year" below.

 (5) Mr. Amundson joined the Company in January 1996.

 (6) In connection with an option repricing on August 21, 1996, an option granted to Mr. Amundson to purchase 75,000 shares of Company Common Stock was cancelled. See "Option/SAR Grants in Last Fiscal Year."

 (7) In connection with option repricings on January 31, 1996 and August 21, 1996, options granted to Mr. Steckel to purchase 62,500 shares of Company Common Stock were cancelled. See "Option/SAR Grants in Last Fiscal Year."

 (8) In connection with an option repricing on January 31, 1996, an option granted to Ms. Andrea to purchase 25,000 shares of Company Common Stock was cancelled. See "Option/SAR Grants in Last Fiscal Year."

 (9) Information for 1994 not required under Securities and Exchange Commission rules.

(10) Includes 9,000 shares underlying repriced options, the exercise price of which was adjusted on August 21, 1996 from $14.75 per share to $5.00 per share. Mr. Coombes currently holds options to purchase 9,000 shares of Company Common Stock at an exercise price of $5.00 per share.

    Mr. Dunbar has entered into an agreement with the Company dated May 24, 1991 which provides that in the event his employment with the Company is terminated by the Company without cause, he will be entitled to receive his monthly base salary and benefits for each month he is unable to find suitable employment while seeking such employment in good faith, but in no event will such payments continue for less than three months nor more than twelve months.

    Mr. Amundson has entered into an agreement with the Company dated January 2, 1996 which provides that in the event that his employment with the Company is terminated by the Company without cause, he will be entitled to receive his monthly base salary and benefits for each month he is unable to find suitable employment while seeking such employment in good faith, but in no event will such payments continue for more than six months.

    Mr. Steckel has entered into an agreement with the Company dated February 1, 1992 which provides that in the event that his employment with the Company is terminated by the Company without cause, he will be entitled to receive his monthly base salary and benefits for each month he is unable to find suitable employment while seeking such employment in good faith, but in no event will such payments continue for more than six months.

    The following table provides certain information with respect to stock options granted to the Named Executive Officers in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS(1)
                                  ----------------------------------------------------------    POTENTIAL REALIZABLE
                                                 PERCENT OF TOTAL                                 VALUE AT ASSUMED
                                    NUMBER OF      OPTIONS/SARS      EXERCISE                  ANNUAL RATES OF STOCK
                                   SECURITIES       GRANTED TO        OR BASE                    PRICE APPRECIATION
                                   UNDERLYING      EMPLOYEES IN        PRICE                     FOR OPTION TERM(2)
                                  OPTIONS/SARS          (%)          PER SHARE   EXPIRATION   ------------------------
NAME                               GRANTED (#)     FISCAL YEAR*       ($/SH)        DATE        5% ($)      10% ($)
--------------------------------  -------------  -----------------  -----------  -----------  ----------  ------------
George W. Dunbar, Jr............      20,000(3)           2.17       $   14.50      07/2005      182,379       462,185
                                      75,000(4)           8.15       $   17.25      12/2005      813,632     2,061,904
                                      75,000(3)           8.15       $   15.25      01/2006      719,298     1,822,843
                                      95,000               N/A       $    5.00      08/2006      298,723       757,027

Kurt E. Amundson................      75,000(3)           8.15       $   14.75      01/2006      695,714     1,763,078
                                      75,000               N/A       $    5.00      08/2006      235,834       597,653

Ronald T. Steckel...............      12,500(3)           1.36       $   14.50      07/2005      113,987       288,866
                                      25,000(4)           2.72       $   17.25      12/2005      271,211       687,301
                                      25,000(3)           2.72       $   15.25      01/2006      239,766       607,614
                                      37,500               N/A       $    5.00      08/2006      117,917       298,827

Colette Z. Andrea...............      12,500              1.36       $   14.50      07/2005      113,987       288,866
                                      25,000(4)           2.72       $   17.25      12/2005      271,211       687,301
                                      25,000              2.72       $   15.25      01/2006      239,766       607,614

John F. Coombes.................       5,000(3)           0.54       $   14.50      07/2005       45,595       115,546
                                       4,000(3)           0.43       $   14.75      01/2006       37,105        94,031
                                       9,000               N/A       $    5.00      08/2006       28,300        71,718

------------------------

* No figure stated for options granted in the fiscal year ending June 30, 1997.

(1) Options vest ratably on an annual basis over four years. The options have a ten-year term, but are subject to earlier termination in connection with termination of employment.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionee's continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(3) This option was cancelled on August 21, 1996.

(4) This option was cancelled on January 31, 1996.

    The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the last fiscal year. In addition, the table sets forth the number of shares covered by stock options as of June 30, 1996, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option on June 30, 1996.

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                              NUMBER OF               VALUE OF
                                                                             UNEXERCISED            UNEXERCISED
                                                                           OPTIONS/SARS AT          IN-THE-MONEY
                                              SHARES                       FISCAL YEAR END        OPTIONS/SARS AT
                                            ACQUIRED ON        VALUE      (#) EXERCISABLE/      FISCAL YEAR END ($)
NAME                                       EXERCISE (#)    REALIZED ($)     UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
----------------------------------------  ---------------  -------------  -----------------  --------------------------

George W. Dunbar, Jr....................        --              --          4,583/90,417(2)            --/--

Kurt E. Amundson........................        --              --              0/75,000(3)            --/--

Ronald T. Steckel.......................        --              --          2,864/34,636(4)            --/--

Colette Z. Andrea.......................        --              --          2,864/34,636               --/--

John F. Coombes.........................           390           5,760      7,629/14,314(5)          29,925/29,049

------------------------

(1) Based on the $5.50 per share closing price of the Company's Common Stock on The Nasdaq National Market on June 30, 1996, less the exercise prices.

(2) Option was cancelled subsequent to June 30, 1996 in connection with an option repricing on August 21, 1996. The new option has an exercise price of $5.00 per share, and its value at fiscal year end (had the repricing occurred prior to fiscal year end) is $47,500.

(3) Option was cancelled subsequent to June 30, 1996 in connection with an option repricing on August 21, 1996. The new option has an exercise price of $5.00 per share, and its value at fiscal year end (had the repricing occurred prior to fiscal year end) is $37,500.

(4) Option was cancelled subsequent to June 30, 1996 in connection with an option repricing on August 21, 1996. The new option has an exercise price of $5.00 per share, and its value at fiscal year end (had the repricing occurred prior to fiscal year end) is $18,750.

(5) Option was cancelled subsequent to June 30, 1996 in connection with an option repricing on August 21, 1996. The new option has an exercise price of $5.00 per share, and its value at fiscal year end (had the repricing occurred prior to fiscal year end) is $4,500.

    The following table sets forth certain information as of September 30, 1996 with respect to the repricing of certain stock options held by the Company's executive officers.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                      NUMBER OF
                                                     SECURITIES      MARKET                                   LENGTH OF
                                                     UNDERLYING     PRICE OF       EXERCISE                    ORIGINAL
                                                      OPTIONS/      STOCK AT       PRICE AT                  OPTION TERM
                                                        SAR'S        TIME OF        TIME OF         NEW      REMAINING AT
                                                     REPRICED OR  REPRICING OR   REPRICING OR    EXERCISE      DATE OF
                                                       AMENDED      AMENDMENT      AMENDMENT       PRICE     REPRICING OR
NAME                                        DATE         (#)           ($)            ($)           ($)       AMENDMENT
----------------------------------------  ---------  -----------  -------------  -------------  -----------  ------------
George W. Dunbar, Jr.(1)(2) ............    1/31/96      75,000         15.25          17.25         15.25       47 mos.
  President and CEO                         8/21/96      20,000          5.00          14.50          5.00       35 mos.
                                            8/21/96      75,000          5.00          15.25          5.00       41 mos.

Kurt E. Amundson(2) ....................    8/21/96      75,000          5.00          14.75          5.00       41 mos.
  Vice President and CFO

Ronald T. Steckel(1)(2) ................    1/31/96      25,000         15.25          17.25         15.25       47 mos.
  Senior Vice President                     8/21/96      12,500          5.00          14.50          5.00       35 mos.
                                            8/21/96      25,000          5.00          15.25          5.00       41 mos.

Colette Z. Andrea(1) ...................    1/31/96      25,000         15.25          17.25         15.25       47 mos.
  Vice President, Marketing and Sales

John F. Coombes(1)(2) ..................    8/21/96       5,000          5.00          14.50          5.00       35 mos.
  Vice President, International             8/21/96       4,000          5.00          14.75          5.00       41 mos.

Victor Liu, Ph.D(1)(2) .................    1/31/96      32,500         15.25          17.25         15.25       45 mos.
  Vice President, Research and              8/21/96      32,500          5.00          15.25          5.00       41 mos.
  Development

------------------------

(1) In order to reincentivize certain of its employees, in February 1996 the Board of Directors approved an option exchange for all employees holding options with an exercise price in excess of $15.25 entitling each such employee to cancel their outstanding options in exchange for new options with an exercise price of $15.25 per share, the fair market value of the Company's stock on the date of Board approval. The new options were subject to a new four-year vesting schedule.

(2) In order to reincentivize its employees, in August 1996 the Board of Directors approved an option exchange for all options granted during the fiscal year entitling each employee holding such an option to cancel such option in exchange for new options with an exercise price of $5.00 per share, the fair market value of the Company's stock on the date of Board approval. The new options are subject to a new four-year vesting schedule. The exchange was effective August 21, 1996.

    NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, IN WHOLE OR IN PART, THE FOLLOWING REPORT AND THE STOCK PERFORMANCE GRAPH WHICH FOLLOWS SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The following is a report of the Compensation Committee of the Board of Directors (the "Committee") describing the compensation policies applicable to the Company's executive officers during the fiscal year ended June 30, 1996. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also makes recommendations to the Board of Directors concerning the granting of options under the Company's 1990 Incentive Stock Plan and 1995 Stock Option Plan. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

    GENERAL POLICIES

    The Company's compensation policies are designed to link the executive officers' compensation to the annual and long-term performance of the Company and to provide compensation that is competitive with the compensation paid to other executives in the industry and that will attract and retain superior talent and reward performance. The compensation mix reflects a balance of annual cash payments, consisting of annual base salary payments and incentive bonus payments, and long-term stock-based incentives in the form of stock options. The emphasis in incentive compensation is placed on the more strategic stock-based options which more closely align the financial interests of the Company's employees with those of its shareholders.

    BASE SALARIES

    The salary component of executive compensation is based on the executive's level of responsibility for meeting Company objectives and performance, and comparable to similar positions in the Company and to comparable companies. Base salaries for executives are reviewed and adjusted annually based on information regarding competitive salaries, the results of industry compensation surveys, individual experience and performance.

    CASH BONUSES

    The Company's incentive program for executive officers provides direct financial incentives in the form of cash bonuses. Specific individual performance was taken into account in determining bonuses, including meeting Company goals and individual performance objectives.

    STOCK OPTIONS

    The Company's 1995 Stock Option Plan provides for the issuance of stock options to officers and employees of the Company to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. The Company's stock options typically vest over a 48-month period in increments of 12.5% after the initial six months and approximately 2% per month thereafter.

    The Company's compensation policies recognize the importance of stocks ownership by senior executives and stock options are an integral part of each executive's compensation. The Committee believes that the opportunity for stock appreciation through stock options which vest over time promotes the relationship between long-term interests of executive officers and shareholders. The size of specific grants takes into account the executive officer's salary, number of options previously granted, as well as contributions to the Company's success.

    In order to reincentivize certain Metra employees, and as more fully detailed in the Ten-Year Option/ SAR Repricings table set forth above, in January 1996 such employees were given an opportunity to cancel their outstanding options in exchange for new options with an exercise price of $15.25 per share, the fair market value of the Company's stock on the date of Board approval. The new options were subject to a new four-year vesting schedule. The exchange was effective January 31, 1996.

    In order to reincentivize Metra employees, and as more fully detailed in the Ten-Year Option/SAR Repricings table set forth above, in August 1996 all employees receiving options during fiscal 1996 were given an opportunity to cancel such options in exchange for new options with an exercise price of $5.00 per share, the fair market value of the Company's stock on the date of Board approval. The new options are subject to a new four-year vesting schedule. The exchange was effective August 21, 1996.

    COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    George W. Dunbar has served as the Company's President and Chief Executive Officer since July 1991. His base salary for fiscal 1996 was $200,081. Other compensation paid to Mr. Dunbar included relocation allowances which were included as part of his original employment agreement.

    The factors discussed above in "Base Salaries," "Cash Bonuses", and "Stock Options" were also applied in establishing the amount of Mr. Dunbar's salary and stock option grant. Significant factors in establishing Mr. Dunbar's compensation were the Company's product sales growth rate, the clearance of 510(k) applications with the U.S. Food and Drug Administration for four products, the successful completion of the Company's initial public offering and follow-on public offering, and the successful establishment of certain business development relationships.

    DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, unless such compensation meets the requirements for the "performance-based" exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be well below $1 million and the Committee believes that options granted under the Company's 1995 Stock Option Plan will meet the requirements for qualifying as performance-based, the Committee believes that this section will not affect the tax deductions available to the Company. It will be the Committee's policy to qualify, to the extent reasonable, the executive officers' compensation for deductibility under applicable tax law.

    Compensation Committee: Costa G. Sevastopoulos, Ph.D., Craig C. Taylor, Samuel Urcis

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors currently consists of Dr. Sevastopoulos and Messrs. Taylor and Urcis. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                            STOCK PERFORMANCE GRAPH

    The following graph compares the cumulative total shareholder return for the Company's stock at October 1, 1996 since June 30, 1995 (the date on which the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934) to the cumulative return over such period of (i) the Total Return Index for The Nasdaq National Market Composite Index, (ii) the BioCentury 100 Index and (iii) the Hambrecht & Quist Life Sciences Index. The graph assumes that $100 was invested on June 30, 1995, the date on which the Company completed its Initial Public Offering of Common Stock, in the Common Stock of the Company and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a per share price of $10.00, the price to which such stock was first offered to the public by the Company on that date of its Initial Public Offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

           BIOCENTURY      METRA       NASDAQ    H & Q LIFE
  DATE      100 INDEX   BIOSYSTEMS   COMPOSITE    SCIENCES
---------  -----------  -----------  ----------  -----------
08/30/95      100           100        100         100
09/29/95      139.4413      196.25     111.8065    121.1765
12/29/95      159.4059      172.50     112.8146    141.1765
03/29/96      182.8745      142.50     117.9911    145.8824
06/28/96      202.4595       55.00     127.0681    140

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company's Common Stock as of September 30, 1996 for (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the Company's Chief Executive Officer and the Company's other four most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended June 30, 1996 (collectively, the "Named Executive Officers"), (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group.

                                                                                       SHARES     PERCENT OF SHARES
                                                                                     BENEFICIALLY    BENEFICIALLY
NAME                                                                                  OWNED(1)       OWNED(1)(2)
-----------------------------------------------------------------------------------  -----------  ------------------
Asset Management Associates 1989, L.P..............................................     583,928           4.66%
Craig C. Taylor(3).................................................................     583,928           4.66
Samuel Urcis(4)....................................................................     115,803           *
Smith Barney Holdings Inc.(5)......................................................   1,020,600           8.14
Travelers Group Inc.(6)............................................................   1,263,317          10.07
Wisconsin Investment Board.........................................................   1,095,000           8.72
Costa G. Sevastopoulos, Ph.D.(7)...................................................     110,952           *
George W. Dunbar, Jr...............................................................     131,906           1.05
Kurt E. Amundson(8)................................................................       2,000           *
Ronald T. Steckel..................................................................      21,639           *
Colette Z. Andrea(9)...............................................................      37,910           *
John F. Coombes(10)................................................................       9,588           *
Claude D. Arnaud, M.D.(11).........................................................      47,464           *
John L. Castello(12)...............................................................      11,527           *
Mary Lake Polan, M.D., Ph.D.(13)...................................................      17,254           *
Leonard D. Schaeffer(14)...........................................................      13,333           *
All directors and executive officers as a group (13 persons)(3)(4)(7)-(14).........   1,136,659           9.02%

------------------------

*   Less than 1%.

 (1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

 (2) Calculations of percentage of beneficial ownership assume the exercise by only the respective named shareholder of all options for the purchase of Common Stock held by such shareholder which are exercisable within 60 days of September 30, 1996.

 (3) Includes 2,500 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996 and 581,428 shares held by Asset Management Associates 1989, L.P. Because Mr. Taylor is a general partner of AMC Partners 89, L.P., the general partner of Asset Management Associates 1989, L.P., he may be deemed to be a beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares except to the extent of his interest in such shares arising from his interest in AMC Partners 89, L.P.

 (4) Includes 2,500 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996 and 79,948 shares held by Alpha Venture Partners III. Because Mr. Urcis is a general partner of Alpha Management Partners, the general partner of Alpha Venture Partners III, he may be deemed to be a beneficial owner of such shares. Mr. Urcis disclaims beneficial ownership of such shares except to the extent of his interest in such shares arising from his interest in Alpha Management Partners.

 (5) Smith Barney Holdings Inc. shares with Travelers Group Inc. voting and investment power with respect to all shares of Common Stock shown as beneficially owned by Smith Barney Holdings Inc.

 (6) Includes 1,020,600 shares held by Smith Barney Holdings Inc. Because Smith Barney Holdings Inc. is an affiliate of Travelers Group Inc., Travelers Group Inc. may be deemed to be a beneficial owner of such shares.

 (7) Includes 2,500 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996, 23,899 shares held by Delphi Ventures, L.P., 84 shares held by Delphi BioInvestments, L.P., 285 shares held by Delphi BioInvestments II, L.P., and 55,678 shares held by Delphi Ventures II, L.P. Because Dr. Sevastopoulos is a limited partner of Delphi's Management Partners and Delphi Management Partners II, which are general partners of the above limited partnerships, he may be deemed to be a beneficial owner of such shares. Dr. Sevastopoulos disclaims beneficial ownership of such shares except to the extent of his interest in such shares arising from his interest in Delphi Management Partners and Delphi Management Partners II.

 (8) Mr. Amundson joined the Company in January 1996.

 (9) Ms. Andrea left the Company in September 1996.

(10) Includes 7,874 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(11) Includes 5,798 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(12) Includes 11,527 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(13) Includes 1,665 shares held by her children and 15,589 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(14) Includes 7,465 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT

    On December 30, 1994, the Company issued and sold an aggregate of 41,666, 33,333 and 16,666 shares of Common Stock to Colette Z. Andrea, George W. Dunbar, Jr. and Ronald T. Steckel, respectively, each with a purchase price of $1.20 per share and each pursuant to a Stock Purchase Agreement under the Stock Plan. In connection with these purchases, on December 30, 1994, Ms. Andrea and Messrs. Dunbar and Steckel executed promissory notes in favor of the Company in the amount of $50,000, $40,000 and $20,000, respectively. These notes accrue interest at a rate of 7.6% per annum and are due on the earlier of December 30, 1998 or the date of termination of the respective individual's employment or consulting relationship with the Company. Mr. Steckel repaid the loan made to him in full in May 1996.

    In connection with his exercise of options for 150,000 shares on July 18, 1993, Mr. Dunbar executed a promissory note in favor of the Company in the amount of $36,000, which accrues interest at a rate of 5.47% per annum and is due on the earlier of July 18, 1997 or the date of termination of his employment with the Company. In March 1996, Mr. Dunbar repaid this note in full. In connection with his exercise of options for 47,500 shares on July 16, 1992, Mr. Steckel executed a promissory note in favor of the Company in the amount of $22,800, which accrues interest at 6.74% per annum and is due on the earlier of July 16, 1996 or the date of termination of his employment with the Company. Mr. Steckel repaid such loan in full in March 1996.

    In addition, the Company loaned to Ms. Andrea and Messrs. Dunbar and Steckel $60,000 in November 1994, $95,386 in September 1991 and $74,712 in June 1992,
respectively, in connection with their relocation to California. These loans are generally forgiven over a four-year period, subject to the respective individual's continued employment with the Company, and such loans to Messrs. Dunbar and Steckel have been forgiven in full. Additionally, the Company loaned to Mr. Steckel $55,000 and $165,000 in January 1996 as short-term personal loans, each of which accrue interest at 5.7% per annum and is due on June 30, 1996. Mr. Steckel repaid both personal loans in full in March 1996.

    Ms. Andrea entered into an agreement with the Company dated September 2, 1994 which provides that in the event her employment with the Company is terminated by the Company without cause, she will be entitled to receive her monthly base salary and benefits for each month she is unable to find suitable employment while seeking such employment in good faith, but in no event will such payments continue for more than six months. In September 1996, Ms. Andrea entered into a new agreement with the Company pursuant to which, in exchange for and contingent upon Ms. Andrea's providing continuing consulting services to the Company, the Company agreed to grant Ms. Andrea salary continuation and to permit the Company's repurchase right with respect to 41,666 shares of Company Common Stock purchased by Ms. Andrea in December 1994 to continue to lapse.

    The Company loaned to Mr. John F. Coombes, the Company's Vice President, International, $75,000 in August 1996 pursuant to a 6.15% Secured Promissory Note as a short-term personal loan. This loan is due and payable on demand any time after February 28, 1997 or upon termination of Mr. Coombes' employment with the Company for any reason.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METRA BIOSYSTEMS, INC.

                                By:               KURT E. AMUNDSON
                                     -----------------------------------------
                                                  Kurt E. Amundson
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Date: October 30, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
    GEORGE W. DUNBAR, JR.*        Executive Officer
------------------------------    (Principal Executive       October 30, 1996
    George W. Dunbar, Jr.         Officer)

                                President and Director
       KURT E. AMUNDSON           Financial Officer
------------------------------    (Principal Financial and   October 30, 1996
       Kurt E. Amundson           Accounting Officer)

   CLAUDE D. ARNAUD, M.D.*
------------------------------  Director                     October 30, 1996
    Claude D. Arnaud, M.D.

      JOHN L. CASTELLO*
------------------------------  Director                     October 30, 1996
       John L. Castello

MARY LAKE POLAN, M.D., PH.D.*
------------------------------  Director                     October 30, 1996
 Mary Lake Polan, M.D., Ph.D.

    LEONARD D. SCHAEFFER*
------------------------------  Director                     October 30, 1996
     Leonard D. Schaeffer

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

COSTA G. SEVASTOPOULOS, PH.D.*
------------------------------  Director                     October 30, 1996
Costa G. Sevastopoulos, Ph.D.

       CRAIG C. TAYLOR*
------------------------------  Director                     October 30, 1996
       Craig C. Taylor

        SAMUEL URCIS*
------------------------------  Director                     October 30, 1996
         Samuel Urcis

*By:      KURT E. AMUNDSON
      -------------------------
          Kurt E. Amundson
         AS ATTORNEY-IN-FACT