Form 10-Q
period 1996-09-30
METRA BIOSYSTEMS INC
filed 1996-11-14
CIK 888999

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 ---------------------

                                      FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



                                METRA BIOSYSTEMS, INC.
             -----------------------------------------------------
                (Exact Name of Registrant as specified in its charter)


                                       0-26234
                             ----------------------
                                Commission File Number


          CALIFORNIA                             33-0408436
---------------------------------            -------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification Number)


                 265 NORTH WHISMAN ROAD, MOUNTAIN VIEW, CA 94043-3911
              ----------------------------------------------------
                (Address of Registrant's principal executive offices)

                                    (415) 903-9100
               --------------------------------------------------
                 (Registrant's telephone number including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ X ]Yes  [   ] No.

    The number of shares of the Registrant's common stock outstanding as of October 31, 1996 was 12,600,171.

                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                        INDEX

                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION                                            3

ITEM 1.  FINANCIAL STATEMENTS                                             3

         Consolidated Condensed Balance Sheets
         September 30, 1996 and June 30, 1996                             3

         Consolidated Condensed Statements of Operations
         Three Months ended September 30, 1996 and 1995                   4

         Consolidated Condensed Statements of Cash Flows
         Three Months ended September 30, 1996 and 1995                   5

         Notes to Consolidated Condensed Financial Statements             6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION, RESULTS OF OPERATIONS
         AND FACTORS THAT MAY AFFECT FUTURE RESULTS                       8-10

PART II. OTHER INFORMATION                                                11

ITEM 1.  LEGAL PROCEEDINGS                                                11

ITEM 2.  CHANGES IN SECURITIES                                            11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS                                                          11

ITEM 5.  OTHER INFORMATION                                                11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

         SIGNATURE                                                        11

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                      SEPTEMBER 30,          JUNE 30,
                                                            1996               1996
                                                      -------------         ---------
                                                        (Unaudited)
Current assets:
  Cash, cash equivalents                                  $18,480           $19,217
  Securities available-for-sale, at market                 23,561            26,283
  Accounts receivable, net                                  1,179             1,266
  Interest receivable                                         453               578
  Inventories                                                 926             1,040
  Prepaid expenses and other current assets                   399               249
                                                      -------------         ---------
     Total current assets                                  44,998            48,633

Property and equipment, net                                 4,647             4,314
Securities available-for-sale, at market                    5,061             6,747
Other assets, net                                              77               499
                                                      -------------         ---------
                                                          $54,783           $60,193
                                                      -------------         ---------
                                                      -------------         ---------

                        LIABILITIES, AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations            $   408           $   407
  Accounts payable                                          1,547             2,185
  Accrued expenses                                          1,855             1,810
                                                      -------------         ---------
     Total current liabilities                              3,810             4,402
  Capital lease obligations                                 1,269             1,367
                                                      -------------         ---------
     Total liabilities                                      5,079             5,769

Preferred stock                                                 -                 -
Common stock                                                   13                13
Capital in excess of par value of common stock             94,540            94,539
Notes receivable from shareholders                            (90)              (90)
Deferred compensation                                         (69)              (79)
Foreign currency translation adjustment                        15                13
Unrealized loss on securities available-for-sale              (27)              (83)
Accumulated deficit                                       (44,678)          (39,889)
                                                      -------------         ---------
     Total shareholders' equity                            49,704            54,424
                                                      -------------         ---------
                                                          $54,783           $60,193
                                                      -------------         ---------
                                                      -------------         ---------


        See accompanying notes to consolidated condensed financial statements.

                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                QUARTER ENDED SEPTEMBER 30,
                                               -----------------------------
                                                  1996                1995
                                               ---------            --------
Revenues:
 Product sales                                $  1,167             $   715
 Partner revenues                                   76                 375
                                               ---------            --------
  Total revenues                                 1,243               1,090

Operating expenses:
 Cost of product sales                             972                 869
 Research and development                        1,677                 878
 Sales and marketing                             2,842                 942
 General and administrative                      1,166                 537
                                               ---------            --------
  Total operating expenses                       6,657               3,226
                                               ---------            --------
  Loss from operations                          (5,414)             (2,136)

Interest income, net                               625                 441
                                               ---------            --------
  Net loss                                    $ (4,789)            $(1,695)
                                               ---------            --------
                                               ---------            --------

Net loss per share                            $  (0.38)            $ (0.18)
                                               ---------            --------
                                               ---------            --------

Weighted average shares used to compute
 net loss per share                         12,599,700           9,659,436
                                            ------------         -----------
                                            ------------         -----------



        See accompanying notes to consolidated condensed financial statements.

                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                         QUARTER ENDED SEPTEMBER 30,
                                                                         ---------------------------
                                                                             1996              1995
                                                                         ---------        ----------
Cash flows from operating activities:
        Net cash used in operating activities                             (4,478)           (1,967)

Cash flows from investing activities:
 Purchases of investment securities                                       (2,021)          (11,798)
 Maturities and sales of investment securities                             6,485             1,000
 Purchases of property and equipment                                        (627)           (1,952)
 Proceeds from sale of property and equipment                                  -                 -
                                                                         ---------        ----------
        Net cash (used in) provided by investing activities                3,837           (12,750)

Cash flows from financing activities:
 Repayment of capital lease obligations                                      (97)              (26)
 Proceeds from sales of common stock                                           1            32,027
                                                                         ---------        ----------
        Net cash provided by (used in) financing activities                  (96)           32,001
Net increase (decrease) in cash and cash equivalents                        (737)           17,279
Cash and cash equivalents at beginning of year                            19,217             2,317
                                                                         ---------        ----------
Cash and cash equivalents at end of year                                 $18,480           $19,596
                                                                         ---------        ----------
                                                                         ---------        ----------

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                 $    76           $     3
Supplemental disclosure of noncash investing and financing
 activities - conversion of mandatorily redeemable preferred
 stock and common stock warrant to common stock                          $     -           $23,260
Upon completion of the Initial Public Offering, $727 of prepaid
 IPO costs were debited to additional paid in capital                    $     -           $   727


        See accompanying notes to consolidated condensed financial statements.

                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Metra Biosystems, Inc. ("Metra" or the "Company") was incorporated on March 21, 1990. Since the commencement of operations the Company has been engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders.

    In December 1993, the Company incorporated a wholly-owned subsidiary, Metra Biosystems (U.K.) Ltd., that is responsible for the commercialization of Metra's products in Europe. In October, 1995, a branch office of Metra Biosystems (U.K.) Ltd. was opened in Milan, Italy.

    In January 1996, the Company acquired Osteo Sciences Corporation, a wholly-owned subsidiary, responsible for research and development of the Company's ultrasound technology.


2.  INVESTMENT SECURITIES

    Investment securities which are classified as available-for-sale at September 30, 1996 and June 30, 1996 include the following:

---------------------------------------------------------------------
                                       September 30,        June 30,
                                            1996             1996
                                       -------------      -----------
Fair Value                                      (in thousands)
    U.S. Government securities           $  8,518          $  8,516
    Mortgage-backed securities              9,195            12,132
    Corporate bonds                        10,672            12,174
                                       -------------      -----------
                                           28,385            32,822
    Marketable equity securities              237               208
                                       -------------      -----------
                                          $28,622           $33,030
                                       -------------      -----------
                                       -------------      -----------

Cost
    U.S. Government securities           $  8,516           $ 8,527
    Mortgage-backed securities              9,209            12,148
    Corporate bonds                        10,674            12,188
                                       -------------      -----------
                                           28,399            32,863
    Marketable equity securities              250               250
                                       -------------      -----------
                                          $28,649           $33,113
                                       -------------      -----------
                                       -------------      -----------

---------------------------------------------------------------------
                                          6

    The cost and estimated fair value of securities available-for-sale as of September 30, 1996, by contractual maturity, consisted of the following:

                                    Adjusted            Fair
                                      Cost             Value
                                  ------------      -----------
Due in one year or less             $12,898           $12,885
Due in one to four years              6,542             6,542
                                  ------------      -----------
                                     19,440            19,427
Mortgage-backed securities            9,209             9,195
                                  ------------      -----------
                                    $28,649           $28,622
                                  ------------      -----------
                                  ------------      -----------

3.  INVENTORIES

      Inventories consist of the following:

-----------------------------------------------------------------------
                                         September 30,         June 30,
                                              1996              1996
                                         --------------     ------------
                                                   (in thousands)
                   Raw materials             $  263           $   216
                   Finished goods               663               824
                                         --------------     ------------
                                             $  926            $1,040
                                         --------------     ------------
                                         --------------     ------------
------------------------------------------------------------------------

4.  STOCK OPTION REPRICING

    In August 1996, the Board of Directors authorized the repricing of options to purchase 550,485 shares of common stock as of the close of business on August 21, 1996 at fair market value, which was $5.00 per share. The repriced options begin to vest on August 21, 1996 and may not be exercised for a period of six months.


5.  MANAGEMENT REPRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the year.

    Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K, as amended on Form 10 K/A, for the year ended June 30, 1996, previously filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES - Total revenue for the first quarter ended September 30, 1996 was $1,243,000, an increase of 14 percent from the same period in the prior fiscal year. Product sales increased 63 percent to $1,167,00 over the corresponding period of fiscal 1996. Partner revenues decreased to $76,000 from $375,000 in the first quarter of fiscal 1996.

    The growth in product sales for the first quarter of fiscal 1997 was principally due to an increased awareness and market acceptance of the Company's products in international markets and due to the introduction in the United States in January 1996 of the Company's bone resorption products for clinical use. Partner revenues decreased in fiscal 1997 due to non-recurring licensing fees and milestone payments which were earned in the first quarter of fiscal 1996.

    PRODUCT COSTS AND EXPENSES - Cost of product sales were $972,000 for the quarter ended September 30, 1996, an increase of 12 percent from the same period in the prior fiscal year. This increase was primarily related to product sales growth and, to a lesser extent, the expensing of production costs incurred in anticipation of sales growth including investments in scale-up capabilities.

    Research and development expenses for the quarter ended September 30, 1996 increased to $1,677,000. This represents a 91 percent increase over the same period in the prior fiscal year. This increase was related to the on-going research costs of the Company's Ultrasound program which was acquired in January 1996 (Osteo Sciences Corporation) as well as increased internal product development programs and external collaborative efforts.
The Company expects research and development expenditures to increase during the next several years, as the Company continues to pursue a strong scientific foundation for its products and programs.

    Sales and marketing expenses for the quarter ended September 30, 1996 were $2,842,000, an increase of 202 percent from the first quarter of fiscal 1996. The Company has launched specific programs aimed at increasing physician awareness and market acceptance of its products in the United States in fiscal 1997 that were not present in the same period in the prior fiscal year. Additional increases can be attributed to the presence of a US sales force and a sales office in Milan, Italy in fiscal 1997, both of which were not in place in the first quarter of fiscal 1996. Sales and marketing expenditures are expected to increase in the next several years as additional marketing programs and sales and marketing staff are added to support the expansion of the sales operations domestically and internationally.

    General and administrative expenses for the quarter ended September 30, 1996 were $1,166,000, an increase of 117 percent over the same period in the prior fiscal year. This increase is due to increased personnel costs as well as additional legal and consulting expenses necessary to support the Company's expanded operations over the same period in the prior fiscal year.

    NET INTEREST INCOME - Net interest income for the quarter ended September 30, 1996 was $625,000, a 42 percent increase over the same period in the prior fiscal year. This incrase was due to increased cash resources resulting from the Company's follow-on offering in April 1996.


FINANCIAL CONDITION

    LIQUIDITY AND CAPITAL RESOURCES - The Company had cash and cash equivalents and investments of $47.1 million at September 30, 1996. The Company's use of cash in operating activities was $4.5 million for the quarter ended September 30, 1996 compared to $2.0 million for the period ending September 30, 1995. The increase in cash usage was primarily due to the increased net loss for the corresponding periods and, to a lesser extent, fluctuations in working capital. Net cash used in financing activities for the quarter ended September 30, 1996 was $96,000. This cash usage was related to the payment of the Company's capital leases.

    Capital expenditures for the first three months of fiscal 1997 were $627,000, compared to $1,952,000 for the corresponding period in fiscal 1996. This decrease is primarily due to leasehold improvements to a new facility incurred in the first quarter of fiscal 1996 in support of the Company's expanding operations in Mountain View, California.

    The Company's future capital requirements depend upon, among other things, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting and enforcing patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes that its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements through fiscal 1998, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, expansion of the Company's marketing and sales activities and the cost of intellectual property protection. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, industry conditions and competitive factors. There can be no assurance that if it becomes necessary to raise additional capital, that such capital will be available on acceptable terms, if at all.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company commenced its marketing efforts in the United States upon receiving 510(k) clearance in December 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its marketing efforts are realized. The Company may continue to experience increased product sales over the prior fiscal year. However, the success of achieving increased sales growth depends upon increased awareness and acceptance of its products among clinicians, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, ability to successfully launch new products, and continued sales growth of the Company's manual test formats.
There can be no assurance that the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH ABOVE ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE SUCH FACTORS, AMONG OTHERS, AS THE UNCERTAINTY OF MARKET ACCEPTANCE FOR BIOCHEMICAL MARKERS, METRA'S DEPENDENCE UPON INTERNATIONAL SALES, THE UNCERTAINTY OF INTERNATIONAL REGULATIONS, METRA'S RELIANCE UPON COLLABORATIVE RELATIONSHIPS, THE UNCERTAINTY OF ULTRASOUND TECHNOLOGY DEVELOPMENT, COMPETITION AND REGULATION AND THE OTHER RISK FACTORS LISTED IN THE COMPANY'S PROSPECTUS DATED APRIL 23, 1996 AND ANNUAL REPORT ON FORM 10-K AND FORM 10-K/A FOR THE YEAR ENDED JUNE 30, 1996. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THE INFORMATION, INCLUDING THE FORWARD-LOOKING STATEMENTS, IN THIS FORM 10-Q.

PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    None.

ITEM 2. - CHANGES IN SECURITIES

    None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5. - OTHER INFORMATION

    None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    10.43* Separation Agreement and Mutual Release, dated September 18, 1996, between the Company and Colette Z. Andrea.

    ------------
      *  To be filed by amendment. Confidential treatment to be requested.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/S/ Kurt E. Amundson                                       November 14, 1996
--------------------                                       ---------------------
Kurt E. Amundson.

Vice President and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)