Form 10-Q/A
period 1996-09-30
METRA BIOSYSTEMS INC
filed 1997-02-10
CIK 888999

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 ---------------------

                                      FORM 10-Q/A

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

    None.

ITEM 5. - OTHER INFORMATION

    None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    10.43 Separation Agreement and Mutual Release, dated September 18, 1996, between the Company and Colette Z. Andrea.

    ------------


SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/S/ Kurt E. Amundson                                       February 10, 1997
--------------------                                       ---------------------
Kurt E. Amundson.

Vice President and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)