Form 10-Q
period 1996-12-31
METRA BIOSYSTEMS INC
filed 1997-02-13
CIK 888999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                 FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                          METRA BIOSYSTEMS, INC.
      --------------------------------------------------------------
          (Exact Name of Registrant as specified in its charter)


                                0-26234
      --------------------------------------------------------------
                         Commission File Number


         CALIFORNIA                              33-0408436
--------------------------------     --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)



           265 NORTH WHISMAN ROAD, MOUNTAIN VIEW, CA 94043-3911
      --------------------------------------------------------------
           (Address of Registrant's principal executive offices)

                                 (415) 903-9100
      --------------------------------------------------------------
            (Registrant's telephone number including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ X ]Yes  [   ] No.

     The number of shares of the Registrant's common stock outstanding as of January 31, 1997 was 12,623,051.

                     METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   PAGE NO.

PART I.   FINANCIAL INFORMATION                                       3

ITEM 1.   FINANCIAL STATEMENTS                                        3

          CONSOLIDATED CONDENSED BALANCE SHEETS
          DECEMBER 31, 1996 AND JUNE 30, 1996                         3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995       4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995                 5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS        6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS
          AND FACTORS THAT MAY AFFECT FUTURE RESULTS                  8-10

PART II.  OTHER INFORMATION                                           11

ITEM 1.   LEGAL PROCEEDINGS                                           11

ITEM 2.   CHANGES IN SECURITIES                                       11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
          HOLDERS                                                     11-12

ITEM 5.   OTHER INFORMATION                                           12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            12

          SIGNATURE                                                   13

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                  METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (IN THOUSANDS)

                                 ASSETS

                                                   DECEMBER 31,    JUNE 30,
                                                      1996           1996
                                                   ------------   ----------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                          $18,518      $  19,217
  Securities available-for-sale, at market            19,220         26,283
  Accounts receivable, net                             1,232          1,266
  Interest receivable                                    409            578
  Inventories                                            682          1,040
  Prepaid expenses and other current assets              232            249
                                                   ---------      ---------
    Total current assets                              40,293         48,633

Property and equipment, net                            4,575          4,314
Securities available-for-sale, at market               6,089          6,747
Other assets, net                                         71            499
                                                   ---------      ---------
                                                     $51,028      $  60,193
                                                   ---------      ---------
                                                   ---------      ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations       $   537       $    407
  Accounts payable                                     1,157          2,185
  Accrued expenses                                     1,930          1,810
                                                   ---------      ---------
    Total current liabilities                          3,624          4,402
  Capital lease obligations                            1,889          1,367
                                                   ---------      ---------
    Total liabilities                                  5,513          5,769

Preferred stock                                            -              -
Common stock                                              13             13
Capital in excess of par value of common stock        94,608         94,539
Notes receivable from shareholders                       (90)           (90)
Deferred compensation                                    (60)           (79)
Foreign currency translation adjustment                   26             13
Unrealized loss on securities available-for-sale         (22)           (83)
Accumulated deficit                                  (48,960)       (39,889)
                                                   ---------      ---------
   Total shareholders' equity                         45,515         54,424
                                                   ---------      ---------
                                                     $51,028       $ 60,193
                                                   ---------      ---------
                                                   ---------      ---------

    See accompanying notes to consolidated condensed financial statements.

                   METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                DECEMBER 31,               DECEMBER 31,
                                            -------------------       --------------------
                                              1996       1995          1996        1995
                                            --------   --------       --------  ----------
Revenues:
  Product sales                             $  1,515   $  1,059       $  2,682    $  1,774
  Partner revenues                               137      1,301            213       1,676
                                            --------   --------       --------    --------
    Total revenues                             1,652      2,360          2,895       3,450

Operating expenses:
  Cost of product sales                        1,310        519          2,282       1,388
  Research and development                     1,719        870          3,396       1,748
  Sales and marketing                          2,567      1,703          5,409       2,645
  General and administrative                     918        665          2,084       1,202
                                            --------   --------       --------    --------
    Total operating expenses                   6,514      3,757         13,171       6,983
                                            --------   --------       --------    --------
       Loss from operations                   (4,862)    (1,397)       (10,276)     (3,533)

Interest income, net                             579        419          1,204         860
                                            --------   --------       --------    --------
    Net loss                               $  (4,283)   $  (978)     $  (9,072)   $ (2,673)
                                            --------   --------       --------    --------
                                            --------   --------       --------    --------

Net loss per share                         $   (0.34)   $ (0.10)     $   (0.72)   $  (0.28)
                                            --------   --------       --------    --------
                                            --------   --------       --------    --------

Weighted average shares used to compute
net loss per share                        12,607,478  9,667,169     12,603,589   9,663,303
                                          ----------  ---------     ----------   ---------
                                          ----------  ---------     ----------   ---------

 See accompanying notes to consolidated condensed financial statements.

                 METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                 ------------------------------
                                                    1996               1995
                                                 ------------      ------------
Cash flows from operating activities:
    Net cash used in operating activities         $  (8,315)         $  (4,996)

Cash flows from investing activities:
  Purchases of investment securities                 (7,974)           (23,340)
  Maturities and sales of investment securities      15,756              5,950
  Purchases of property and equipment                  (887)            (2,207)
                                                 -----------         ----------
    Net cash (used in) provided by investing
      activities                                      6,895            (19,597)

Cash flows from financing activities:
  Proceeds from capital leases                          848              1,922
  Repayments of capital leases                         (196)               (58)
  Proceeds from issuance of common stock                 69             32,100
                                                 -----------         ----------
    Net cash provided by (used in) financing
      activities                                        721             33,964
Net increase (decrease) in cash and cash
  equivalents                                          (699)             9,371
Cash and cash equivalents at beginning of year       19,217              2,317
                                                 -----------         ----------
Cash and cash equivalents at end of year          $  18,518          $  11,688
                                                 -----------         ----------
                                                 -----------         ----------

Supplemental disclosure of cash flow information:
    Cash paid for interest                        $      91          $       5
Supplemental disclosure of noncash investing
   and financing activities - conversion of
   mandatorily redeemable preferred stock and
   common stock warrant to common stock           $       -          $  23,260
Upon completion of the Initial Public Offering,
   $727 of prepaid IPO costs were debited to
   additional paid in capital                     $       -          $     727


See accompanying notes to consolidated condensed financial statements.

               METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995
                            (UNAUDITED)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Metra Biosystems, Inc. ("Metra" or the "Company") was incorporated on March 21, 1990. Since the commencement of operations the Company has been engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders.

     In December 1993, the Company incorporated a wholly-owned subsidiary, Metra Biosystems (U.K.) Ltd., that is responsible for the commercialization of Metra's products in Europe. In October 1995, a branch office of Metra Biosystems (U.K.) Ltd. was opened in Milan, Italy.

     In January 1996, the Company acquired Osteo Sciences Corporation, now a wholly-owned subsidiary, which is responsible for research and development of the Company's ultrasound technology.


2.  INVESTMENT SECURITIES

     Investment securities which are classified as available-for-sale at December 31, 1996 and June 30, 1996 include the following:

                                      December 31,     June 30,
                                         1996            1996
                                      ------------     --------
  Fair Value                                 (in thousands)
    U.S. Government securities         $  8,514       $  8,516
    Mortgage-backed securities            6,273         12,132
    Corporate bonds                      10,300         12,174
                                      ---------       --------
                                         25,087         32,822
    Marketable equity securities            222            208
                                      ---------       --------
                                       $ 25,309       $ 33,030
                                      ---------       --------
                                      ---------       --------

  Cost
    U.S. Government securities         $  8,504       $  8,527
    Mortgage-backed securities            6,276         12,148
    Corporate bonds                      10,301         12,188
                                      ---------       --------
                                         25,081         32,863
    Marketable equity securities            250            250
                                      ---------       --------
                                       $ 25,331       $ 33,113
                                      ---------       --------
                                      ---------       --------

     The cost and estimated fair value of securities available-for-sale as of December 31, 1996 by contractual maturity, consisted of the following:

                                       Adjusted          Fair
                                         Cost            Value
                                       ---------       ---------
   Due in one year or less             $  14,239       $  14,245
   Due in one to four years                4,816           4,791
                                       ---------       ---------
                                          19,055          19,036
   Mortgage-backed securities              6,276           6,273
                                       ---------       ---------
                                       $  25,331       $  25,309
                                       ---------       ---------
                                       ---------       ---------


3.  INVENTORIES

     Inventories consist of the following:

                                      December 31,     June 30,
                                         1996            1996
                                      ------------     --------
                                            (in thousands)
     Raw materials                      $  291          $   216
     Finished goods                        391              824
                                        ------          -------
                                        $  682          $ 1,040
                                        ------          -------
                                        ------          -------


4.  LEASE COMMITMENTS

     In December 1996, the Company entered into a new leasing arrangement to finance $848,000 of equipment. As of December 31, 1996, all of the lease line was utilized and outstanding in conjunction with the new lease. The lease is classified as a capital lease and expires in fiscal year 2001. The leasing agreement includes negative covenants which require an irrevocable letter of credit in the event of non-compliance with the covenants.

5.  MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year.
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended June 30, 1996, previously filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

Product sales increased 43% and 51%, respectively, to $1,515,000 and $2,682,000 for the three and six months ended December 31,1996 as compared to $1,059,000 and $1,774,000 for the corresponding periods of fiscal 1996. The growth of product sales in the second quarter and first six months of fiscal 1997 over the comparable prior periods of fiscal 1996 was principally due to an increased awareness and market acceptance of the Company's products in international markets, increased market penetration related to the establishment of the Company's Italian sales office in October 1995, and increased market awareness in the U.S. from the promotion of the Company's key products following the U.S. Food and Drug Administration's clearance of these products for clinical use in late 1995.

Total revenues were $1,652,000 for the second quarter and $2,895,000 for the first six months of fiscal 1997, representing decreases of 30% and 16%, respectively, compared to $2,360,000 and $3,450,000 for the corresponding periods of fiscal 1996. The decrease in total revenues is primarily due to non-recurring milestone payments from corporate partners which were included in partner revenue during the first six months of the prior fiscal year.


PRODUCT COSTS AND EXPENSES

Cost of product sales were $1,310,000 for the second quarter and $2,282,000 for the first six months of fiscal 1997, as compared to $519,000 and $1,388,000 from the corresponding periods in the prior fiscal year. These increases were related to product sales growth and to certain manufacturing variances charged to cost of sales during the current period. While the manufacturing variances resulted in an unfavorable impact on gross margins for the second quarter and first six months of fiscal 1997, the Company has initiated actions which should result in increased gross margins for the second half of fiscal 1997. However, there can be no assurance that these actions will result in higher gross margins in the actual results for the second half of fiscal 1997.

Research and development expenses for the second quarter and first six months of fiscal 1997 were $1,719,000 and $3,396,000 respectively, compared to $870,000 and $1,748,000 from the corresponding periods in the prior fiscal year. The increase in spending was related to increased product development and collaborative programs as well as the on-going development costs of the Company's ultrasound program which was initiated in January 1996 through the acquisition of Osteo Sciences Corporation.

Sales and marketing expenses were $2,567,000 and $5,409,000 for the second quarter and first six months of fiscal 1997, respectively, as compared to $1,703,000 and $2,645,000 from the corresponding periods in the prior fiscal year. These increases are primarily attributable to new marketing programs aimed at increasing physician awareness and market acceptance of the Company's Pyrilinks-Registered Trademark--D product in the United States. Additional increases are related to increased personnel as compared to the second quarter and first six months of fiscal 1996 as well as expenses related to the Italian sales operation which was established in October 1995.

General and administrative expenses were $918,000 and $2,084,000 for the second quarter and first six months of fiscal 1997, respectively, compared to $665,000 and $1,202,000 from the corresponding periods in the prior fiscal year. This increase is primarily due to increased personnel costs as well as additional legal and consulting expenses necessary to support the Company's expanded operations over the same periods in the prior fiscal year.

NET INTEREST INCOME

Net interest income was $579,000 and $1,204,000 for the second quarter and the first six months of fiscal 1997, as compared to $419,000 and $860,000 from the corresponding periods in the prior fiscal year. The increase is primarily the result of increased cash resources available for investment resulting from the Company's follow-on offering in April 1996.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investment securities of $43.8 million at December 31, 1996. The Company's use of cash in operating activities was $8.3 million for the six months ended December 31, 1996 compared to $5.0 million for the corresponding period ended December 31, 1995. The increase in cash usage was primarily due to the increased net loss for the corresponding periods and, to a lesser extent, fluctuations in working capital. Net cash received from financing activities for the first six months of fiscal 1997 was $721,000, which was primarily comprised of $848,000 of proceeds from a capital lease that was executed in December 1996 offset by $196,000 of repayments of existing capital leases.

Capital expenditures for the first six months of fiscal 1997 were $887,000, compared to $2,207,000 for the corresponding period in fiscal 1996. This decrease is primarily due to leasehold improvements to a new facility incurred in the first two quarters of fiscal 1996 in support of the Company's expanded operations in Mountain View, California.

The Company's future capital requirements depend upon, among other things, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting and enforcing patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements through fiscal 1999, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, expansion of the Company's marketing and sales activities and the cost of intellectual property protection. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, industry conditions and competitive factors. There can be no assurance that if it becomes necessary to raise additional capital, that such capital will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company commenced its marketing efforts in the United States upon receiving 510(k) clearance for its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. The Company may continue to experience increased product sales over the prior fiscal year. However, the success of achieving increased sales growth depends upon increased awareness and acceptance of its products among clinicians, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the ability to successfully launch new products, continued sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's corporate partners. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH ABOVE ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE SUCH FACTORS, AMONG OTHERS, AS THE UNCERTAINTY OF MARKET ACCEPTANCE FOR BIOCHEMICAL MARKERS, METRA'S DEPENDENCE UPON INTERNATIONAL SALES, THE UNCERTAINTY OF INTERNATIONAL REGULATIONS, METRA'S RELIANCE UPON COLLABORATIVE RELATIONSHIPS, THE UNCERTAINTY OF ULTRASOUND TECHNOLOGY DEVELOPMENT, COMPETITION AND REGULATION AND THE OTHER RISK FACTORS LISTED IN THE COMPANY'S PROSPECTUS DATED APRIL 23, 1996 AND ANNUAL REPORT ON FORM 10-K AND FORM 10K/A FOR THE YEAR ENDED JUNE 30, 1996. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THE INFORMATION, INCLUDING THE FORWARD-LOOKING STATEMENTS, IN THIS FORM 10-Q.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

     None

Item 2. - Changes In Securities

     With respect to the Company's currently outstanding Preferred Share Purchase Rights, on January 17, 1997, the Board of Directors of the Company approved an amendment of the Company's Preferred Shares Rights Agreement dated as of August 21, 1996 between the Company and The First National Bank of Boston (the "Rights Agreement") to increase the ownership threshold required to trigger the Rights Agreement from 15% to 20%, as more fully set forth in the Rights Agreement, as amended on January 17, 1997. The rights, privileges and preferences of the Company's Preferred Share Purchase Rights are described in the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 1996, as amended on January 24, 1997.

Item 3. - Defaults Upon Senior Securities

     None

Item 4. - Submission of Matters to a Vote of Securities Holders

     At the Company's Annual Shareholders' Meeting which was held on December 16, 1996, the shareholders adopted the following management proposals:

     1.   The election of the following individuals as directors of the Company;

     Claude D. Arnaud, M.D.
            For   9,271,291     Against   28,813    Abstain           0
                  ---------               ------                   ----

     John L. Castello
            For   9,268,291     Against   31,813    Abstain           0
                  ---------               ------                   ----

     George W. Dunbar, Jr.,
            For   9,250,704     Against   49,400    Abstain           0
                  ---------               ------                   ----

     Mary Lake Polan M.D., Ph.D.
            For   9,283,691     Against    16,413   Abstain           0
                  ---------               ------                   ----

     Leonard Schaeffer
            For   7,690,562     Against 1,609,542   Abstain           0
                  ---------             ---------                  ----

     Costa G. Sevastopoulos, Ph.D.
            For   9,280,791     Against   19,313    Abstain           0
                  ---------               ------                   ----

     Craig C. Taylor
            For   9,266,291     Against   33,813    Abstain           0
                  ---------               ------                   ----

     Samuel Urcis
            For   9,266,291     Against   33,813    Abstain           0
                  ---------               ------                   ----

     2. An amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder by 500,000 shares

          For   5,283,960       Against 3,778,187   Abstain   21,801    Broker non-vote 216,156
                ---------               ---------             ------                    -------

     3. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending June 30, 1997.

          For   9,284,324     Against    11,690   Abstain    4,090
                ---------                ------              -----

          The following management proposal was not approved by a "majority of the shares entitled to vote," as defined by the California General Corporation Law, and therefore was not adopted by the shareholders or effected by the Company:

     4. A change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company.

          For   4,795,018     Against 3,332,372   Abstain   20,194    Broker non-vote 1,152,520
                ---------             ---------             ------                    ---------

Item 5. - Other Information

     None

Item 6. - Exhibits and Reports on Form 8-K

     a.   Exhibits
           4.99* Amendment No. 1 to Preferred Shares Rights Agreement, dated as of January 17, 1997, between Metra Biosystems, Inc. and the First National Bank of Boston.

     b.   Forms 8-K
          No Reports on Form 8-K were filed during the period covered by this report. However, the Company filed a Report on Form 8-K, dated January 23, 1997, reporting the approval of an amendment to the Rights Agreement to increase the ownership threshold required to trigger the Rights Agreement from 15% to 20%.


     --------------------
     * Previously filed with the Company's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on January 24, 1997 and incorporated by reference herein.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Kurt E. Amundson                                           February 13, 1997
-----------------------------                                  -----------------
Kurt E. Amundson

Vice President and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)