Form 10-Q
period 1997-03-31
METRA BIOSYSTEMS INC
filed 1997-05-14
CIK 888999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                            METRA BIOSYSTEMS, INC.
                            ----------------------
            (Exact Name of Registrant as specified in its charter)


                                    0-26234
                            ----------------------
                            Commission File Number

               CALIFORNIA                               33-0408436
--------------------------------------  ---------------------------------------
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

[ X ]Yes  [   ] No.

     The number of shares of the Registrant's common stock outstanding as of April 30, 1997 was 12,611,938.

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX
                                    -----
                                                                       PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION                                            3

ITEM 1.   FINANCIAL STATEMENTS                                             3

          CONSOLIDATED CONDENSED BALANCE SHEETS
          MARCH 31, 1997 AND JUNE 30, 1996                                 3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996              4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED MARCH 31, 1997 AND 1996                        5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS            6-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS
          AND FACTORS THAT MAY AFFECT FUTURE RESULTS                      9-11

PART II.  OTHER INFORMATION                                               12

ITEM 1.   LEGAL PROCEEDINGS                                               12

ITEM 2.   CHANGES IN SECURITIES                                           12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
          HOLDERS                                                         12

ITEM 5.   OTHER INFORMATION                                               12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                12

          SIGNATURE                                                       13

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                         MARCH 31,    JUNE 30,
                                                           1997         1996
                                                        -----------   --------
                                                        (Unaudited)      (A)
Current assets:
   Cash and cash equivalents                             $ 15,916     $ 19,217
   Securities available-for-sale, at market                13,386       26,283
   Accounts receivable, net                                 1,342        1,266
   Interest receivable                                        275          578
   Inventories                                              1,052        1,040
   Prepaid expenses and other current assets                  200          249
                                                         --------     --------
      Total current assets                                 32,171       48,633

Property and equipment, net                                 4,265        4,314
Securities available-for-sale, at market                   12,027        6,747
Other assets, net                                             243          499
                                                         --------     --------
                                                         $ 48,706     $ 60,193
                                                         --------     --------
                                                         --------     --------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations          $    552     $    407
   Accounts payable                                           737        2,185
   Accrued expenses                                         2,069        1,810
                                                         --------     --------
      Total current liabilities                             3,358        4,402
   Capital lease obligations                                1,721        1,367
                                                         --------     --------
      Total liabilities                                     5,079        5,769

Shareholders Equity:
   Preferred stock                                              -            -
   Common stock                                                13           13
   Capital in excess of par value of common stock          94,609       94,539
   Notes receivable from shareholders                         (40)         (90)
   Deferred compensation                                      (50)         (79)
   Foreign currency translation adjustment                    (12)          13
   Unrealized loss on securities available-for-sale           (93)         (83)
   Accumulated deficit                                    (50,800)     (39,889)
                                                         --------     --------
      Total shareholders' equity                           43,627       54,424
                                                         --------     --------
                                                         $ 48,706     $ 60,193
                                                         --------     --------
                                                         --------     --------

(A) Derived from audited financial statements at June 30, 1996

    See accompanying notes to consolidated condensed financial statements.

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          MARCH 31,                MARCH 31,
                                                  -----------------------    ---------------------
                                                     1997         1996         1997         1996
                                                     ----         ----         ----         ----
Revenues:
   Product sales                                    $  1,710    $   1,062     $  4,392    $  2,836
   Partner revenues                                       62          178          274       1,854
                                                  ----------   ----------    ---------   ---------
      Total revenues                                   1,772        1,240        4,666       4,690

Operating expenses:
   Cost of product sales                                 741          764        3,023       2,152
   Research and development                              945        1,047        4,341       2,794
   Sales and marketing                                 1,738        2,039        7,147       4,685
   General and administrative                            687          859        2,771       2,061
   Acquired in-process research
         and development                                  --       11,291           --      11,291
                                                  ----------   ----------    ---------   ---------
      Total operating expenses                         4,111       16,000       17,282      22,983
                                                  ----------   ----------    ---------   ---------
         Loss from operations                         (2,339)     (14,760)     (12,616)    (18,293)

Interest income, net                                     500          342        1,705       1,202
                                                  ----------   ----------    ---------   ---------
      Net loss                                      $ (1,839)   $ (14,418)   $ (10,911)  $ (17,091)
                                                  ----------   ----------    ---------   ---------
                                                  ----------   ----------    ---------   ---------
Net loss per share                                  $  (0.15)   $   (1.40)   $   (0.87)  $   (1.73)
                                                  ----------   ----------    ---------   ---------
                                                  ----------   ----------    ---------   ---------
Weighted average shares used to compute
net loss per share                                12,614,513   10,264,400   12,607,177   9,862,216
                                                  ----------   ----------    ---------   ---------
                                                  ----------   ----------    ---------   ---------

     See accompanying notes to consolidated condensed financial statements.

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                              -------------------------
                                                                 1997           1996
                                                                 ----           ----
Increase (decrease) in Cash and Cash Equivalents:
      Net cash used in operating activities                   $ (10,644)     $  (7,372)

Cash flows from investing activities:
   Purchases of investment securities                           (18,284)       (30,430)
   Maturities and sales of investment securities                 25,891          9,851
   Purchases of property and equipment                             (883)        (3,085)
   Repayment of notes receivable from shareholders                   50             59
                                                              ---------      ---------
      Net cash (used in) provided by investing activities         6,774        (23,605)

Cash flows from financing activities:
   Proceeds from capital leases                                     848          1,922
   Repayments of capital leases                                    (349)          (146)
   Proceeds from issuance of common stock                            70         32,222
                                                              ---------      ---------
      Net cash provided by financing activities                     569         33,998
                                                              ---------      ---------
Net increase (decrease) in cash and cash equivalents             (3,301)         3,021
Cash and cash equivalents at beginning of period                 19,217          2,317
                                                              ---------      ---------
Cash and cash equivalents at end of period                     $ 15,916       $  5,338
                                                              ---------      ---------
                                                              ---------      ---------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $    154       $     56
Supplemental disclosure of noncash investing and
   financing activities - conversion of mandatorily
   redeemable preferred stock and common stock
   warrant to common stock                                     $     --       $ 23,260

     See accompanying notes to consolidated condensed financial statements.

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Metra Biosystems, Inc. ("Metra" or the "Company") was incorporated on March 21, 1990. Since the commencement of operations the Company has been engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders.

     In December 1993, the Company incorporated a wholly-owned subsidiary, Metra Biosystems (U.K.) Ltd., that is responsible for the commercialization of Metra's products in Europe. In October 1995, a branch office of Metra Biosystems (U.K.) Ltd. was opened in Milan, Italy. In January 1997, the Company received a registration number to do business as Metra Biosystems GmbH, a wholly-owned subsidiary located in Germany.

     In January 1996, the Company acquired Osteo Sciences Corporation, now a wholly-owned subsidiary, which is responsible for research and development of the Company's ultrasound technology.

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year.

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

NET LOSS PER SHARE

     Net loss per share has been calculated based on the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants have been excluded as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on the Company from the adoption of Statement No. 128.

2.  INVESTMENT SECURITIES

     Investment securities which are classified as available-for-sale at March 31, 1997 and June 30, 1996 include the following:

                                                      March 31,   June 30,
                                                        1997        1996
                                                      --------    --------
                                                         (in thousands)
         Fair Value
            U.S. Government securities                $  7,496    $  8,516
            Mortgage-backed securities                   6,208      12,132
            Corporate bonds                             11,506      12,174
                                                      --------    --------
                                                        25,210      32,822
            Marketable equity securities                   203         208
                                                      --------    --------
                                                      $ 25,413    $ 33,030
                                                      --------    --------
                                                      --------    --------
         Cost
            U.S. Government securities                $  7,499    $  8,527
            Mortgage-backed securities                   6,219      12,148
            Corporate bonds                             11,538      12,188
                                                      --------    --------
                                                        25,256      32,863
            Marketable equity securities                   250         250
                                                      --------    --------
                                                      $ 25,506    $ 33,113
                                                      --------    --------
                                                      --------    --------

     The cost and estimated fair value of securities available-for-sale as of March 31, 1997 by contractual maturity, consisted of the following:

                                                      Adjusted      Fair
                                                        Cost        Value
                                                      --------    --------
     Due in one year or less                          $  8,476    $  8,470
     Due in one to four years                           10,811      10,735
                                                      --------    --------
                                                        19,287      19,205
     Mortgage-backed securities                          6,219       6,208
                                                      --------    --------
                                                      $ 25,506    $ 25,413
                                                      --------    --------
                                                      --------    --------

3.  INVENTORIES

     Inventories consist of the following:


                                                      March 31,    June 30,
                                                         1997        1996
                                                      ---------    ---------
                                                          (in thousands)
               Raw materials                           $   290     $   216
               Work-in-process                             187          --
               Finished goods                              575         824
                                                       -------     -------
                                                       $ 1,052     $ 1,040
                                                       -------     -------
                                                       -------     -------

4.  LEASE COMMITMENTS

     In December 1996, the Company entered into a leasing arrangement to finance $848,000 of equipment. As of March 31, 1997, all of the lease line had been utilized. The lease is classified as a capital lease and payments on the capital lease obligation extend to fiscal year 2001. The leasing agreement includes negative covenants which require an irrevocable letter of credit in the event of non-compliance with the covenants.

5.  ACQUISITION - OSTEO SCIENCES CORPORATION

     On January 31, 1996, the Company purchased Osteo Sciences Corporation ("Osteo") for 541,072 shares of Metra Common Stock valued at approximately $9,672,000 and options to purchase 19,343 shares of Metra Common Stock valued at approximately $345,000. Additional costs associated with the transaction
along with net liabilities assumed were approximately $1,274,000.   The
transaction was recorded using the purchase method of accounting and resulted in a one-time write-off of $11,291,000 for acquired in-process research and development during the quarter ended March 31, 1996.

6.  SUBSEQUENT EVENT

     In April 1997 the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex") pursuant to which the Company will compensate Berlex to conduct certain promotional activities and will pay Berlex commissions based upon increased sales of the Company's products. The Company also issued Berlex a warrant to purchase 413,233 shares of the Company's Common Stock at a purchase price of $4.84 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES

Product sales increased to $1,710,000 and $4,392,000 for the three and nine months ended March 31,1997 as compared to $1,062,000 and $2,836,000, an increase of 61% and 55%, respectively, for the corresponding periods of fiscal 1996. The growth of product sales in the third quarter and first nine months of fiscal 1997 over the comparable prior periods of fiscal 1996 was principally due to an increased awareness and market acceptance of the Company's products. The primary factors related to this was the establishment of the Company's Italian sales office in October 1995, and increased market awareness in the U.S. from the promotion of the Company's key products following the U.S. Food and Drug Administration's clearance of these products for clinical use in late 1995.

Partner revenues were $62,000 for the third quarter and $274,000 for the first nine months of fiscal 1997, compared to $178,000 and $1,854,000 for the corresponding periods of fiscal 1996, representing decreases of 65% and 85%, respectively. The decrease in partner revenues for the quarter and nine month period is primarily due to non-recurring milestone payments from corporate partners which were included in partner revenue in the prior fiscal year.

PRODUCT COSTS AND EXPENSES

Cost of product sales were $741,000 for the third quarter and $3,023,000 for the first nine months of fiscal 1997, as compared to $764,000 and $2,152,000 from the corresponding periods in the prior fiscal year. The decrease in the third quarter from the prior year was primarily related to improved product margins resulting from economies of scale and process improvements. For the nine month period, the increases in product costs are primarily the result of the product sales increases that have been realized over the corresponding periods in the prior years. Costs of product sales for the nine months of fiscal 1997 were 69% of product sales compared with 76% in fiscal 1996. The Company believes that the historical fluctuations in the cost of product sales were due to the initial production stages of several complex products and the subsequent investments in process improvements. Management believes that these investments will stabilize the quarterly fluctuations in the cost of product sales and may yield slight improvements in the product margin. Additional improvements can be realized but will be driven by the sales volume and mix that the Company is able to achieve. However, there can be no assurance that actual results will not be unfavorable in the foreseeable future.

Research and development expenses for the third quarter and first nine months of fiscal 1997 were $945,000 and $4,341,000, respectively, compared to $1,047,000 and $2,794,000 from the corresponding periods in the prior fiscal year. The third quarter decrease of 10% from the prior year was a direct result of the cost containment efforts initiated late in the second quarter of fiscal year 1997. The year-to-year spending increases for the nine month period were related to increased product development and collaborative programs as well as the on-going research costs of the Company's ultrasound program which was initiated in January 1996 through the acquisition of Osteo Sciences Corporation. The Company believes that research and development expenses will show slight increases in the upcoming quarters.

Sales and marketing expenses were $1,738,000 and $7,147,000 for the third quarter and first nine months of fiscal 1997, respectively, as compared to $2,039,000 and $4,685,000 from the corresponding periods in the prior fiscal year. The third quarter of fiscal 1996 marked the launch of broad based marketing promotional programs for the Company's clinical use of Pyrilinks-Registered Trademark--D. This included one-time expenses for programs such as literature development and advertising, which is the primary factor for the higher expenses in the third quarter of fiscal 1996 as compared to fiscal 1997. The increases for the nine month period are primarily attributable to increased personnel costs, sales expenses associated with physician education programs, and spending increases in the international sales locations. The Company believes that sales and marketing expenses will increase in subsequent periods due to fees and potential commissions payable to Berlex Laboratories, Inc. ("Berlex") in connection with the Co-Promotion Agreement entered into between the Company and Berlex in April 1997.

General and administrative expenses were $687,000 and $2,771,000 for the third quarter and first nine months of fiscal 1997, respectively, compared to $859,000 and $2,061,000 from the corresponding periods in the prior fiscal year. The decrease in the third quarter of fiscal 1997 is primarily due to recruiting expenses and expenses associated with the acquisition of Osteo incurred in the third quarter of fiscal 1996 that were not incurred in fiscal 1997. The increase for the nine month period is primarily due to increased personnel costs as well as additional legal and consulting expenses necessary to support the Company's expanded operations as compared with the same period in the prior fiscal year.

NET INTEREST INCOME

Net interest income was $500,000 and $1,705,000 for the third quarter and the first nine months of fiscal 1997, as compared to $342,000 and $1,202,000 from the corresponding periods in the prior fiscal year. The increase is primarily the result of increased cash resources available for investment resulting from the Company's follow-on offering in April 1996.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investment securities of $41.3 million at March 31, 1997. The Company's use of cash in operating activities was $10.6 million for the nine months ended March 31, 1997 compared to $7.4 million for the corresponding period ended March 31, 1996. The increase in cash usage was primarily due to the increased net operating loss for the corresponding periods and, to a lesser extent, fluctuations in working capital. Net cash received from financing activities for the first nine months of fiscal 1997 was $569,000, which was primarily comprised of $848,000 of proceeds from a capital lease that was executed in December 1996 offset by $349,000 of repayments of existing capital leases.

Net capital expenditures for the first nine months of fiscal 1997 were $883,000, compared to $3,085,000 for the corresponding period in fiscal 1996. This higher amount in 1996 was primarily due to leasehold improvements to a new facility in support of the Company's expanded operations in Mountain View, California.

In April 1997 the Company entered into a Co-Promotion Agreement with Berlex under which the Company is obligated to pay Berlex a fee of $3,000,000 on December 31, 1997 in consideration of promotional services rendered by Berlex with respect to certain of the Company's products. In addition, future commitment fees in fiscal year 1999 and fiscal year 2000 will be paid to Berlex if specified minimum sales targets are achieved. The Company will use a portion of its existing cash resources to make such fee payments when and if they come due.

The Company's future capital requirements depend upon, among other things, the pace of market acceptance of the Company's products, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting, enforcing, and defending patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements into fiscal 1999, the Company's future liquidity and capital requirements will depend on the factors noted above, among others. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. There can be no assurance that if it becomes necessary to raise additional capital, that such capital will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company commenced its marketing efforts in the United States upon receiving 510(k) clearance for its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's Co-Promotion Agreement with Berlex Laboratories, Inc., adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products, continued sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's corporate partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THE STATEMENTS CONTAINED IN THE REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACTION OF 1934, AS AMENDED INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE PRODUCT DEVELOPMENT AND COMMERCIALIZATION, PRODUCT SALES AND OTHER REVENUES, MARKET OPPORTUNITIES AND ACCEPTANCE, BELIEFS, EXPECTATIONS, GOALS, FINANCIAL PERFORMANCE, AND FUTURE STRATEGIES, ALL OF WHICH ARE DEPENDENT ON CERTAIN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE OR ANY OTHER FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE THE UNCERTAINTY OF REALIZING INCREASED MARKET AWARENESS AND ACCEPTANCE FOR THE COMPANY'S PRODUCTS, THE SUCCESS OF THE COMPANY'S COLLABORATIVE RELATIONSHIPS, THE UNCERTAINTY OF OBTAINING ADEQUATE LEVELS OF THIRD-PARTY REIMBURSEMENT FOR CLINICAL USE OF THE COMPANY'S PRODUCTS, AND THE UNCERTAINTY AND VARIABILITY OF CONTINUING SALES GROWTH OF THE COMPANY'S PRODUCTS. FOR A MORE DETAILED DISCUSSION OF THESE RISKS, SEE THE RISK FACTORS LISTED IN THE COMPANY'S PROSPECTUS DATED APRIL 23, 1996 AND IN THE COMPANY'S ANNUAL REPORT ON FORM-10K FOR THE YEAR ENDED JUNE 30, 1996.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

        None

Item 2. - Changes In Securities

     With respect to the Company's currently outstanding Preferred Share Purchase Rights, on January 17, 1997, the Board of Directors of the Company approved an amendment of the Company's Preferred Shares Rights Agreement dated as of August 21, 1996 between the Company and The First National Bank of Boston (the "Rights Agreement") to increase the ownership threshold required to trigger the Rights Agreement from 15% to 20%, as more fully set forth in the Rights Agreement, and as amended on January 17, 1997. The rights, privileges and preferences of the Company's Preferred Share Purchase Rights are described in the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 22, 1996, as amended on January 24, 1997.

Item 3. - Defaults Upon Senior Securities

        None

Item 4. - Submission of Matters to a Vote of Securities Holders

        None

Item 5. - Other Information

        None

Item 6. - Exhibits and Reports on Form 8-K

     a.   Exhibits

          * 10.16 Product Research and Development Agreement between the Company and Sumitomo Pharmaceuticals Co., Ltd., dated as of June 29, 1994.

          * 10.20 International Distributor Agreement between the Company and Amersham K.K., dated as of April 8, 1993.

            27.1   Financial Data Schedule

     b.   Forms 8-K
          The Company filed a Report on Form 8-K, dated January 23, 1997, reporting the approval of an amendment to the Rights Agreement to increase the ownership threshold required to trigger the Rights Agreement from 15% to 20%.

     ------------------
     * Refiled herewith in unredacted form following expiration of the period for which confidential treatment had been granted by the Securities and Exchange Commission.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Kurt E. Amundson                                               May 14, 1997
-------------------------------------                              ------------
Kurt E. Amundson

Vice President and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)