Form 10-K405
period 1997-06-30
METRA BIOSYSTEMS INC
filed 1997-09-29
CIK 888999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June               Commission file Number 0-26234
                30, 1997

                            ------------------------

                             METRA BIOSYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   33-0408436
      (State or other jurisdiction                       (I.R.S. Employer
          of incorporation or                         Identification Number)
             organization)

              265 NORTH WHISMAN ROAD, MOUNTAIN VIEW, CA 94043-3911
             (Address of Registrant's principal executive offices)

                                 (650) 903-9100
              (Registrant's telephone number including area code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    At August 30, 1997 there were 12,633,059 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $22,161,706 based upon the closing price of the Common Stock at August 30, 1997. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement of Registrant for the 1997 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             METRA BIOSYSTEMS, INC.
                                     INDEX

PART I.

Item 1.    Business....................................................................          3
Item 2.    Properties..................................................................         21
Item 3.    Legal Proceedings...........................................................         21
Item 4.    Submission of Matters to a Vote of Security Holders.........................         21

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......         22
Item 6.    Selected Financial Data.....................................................         22
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operation.................................................................         23
Item 8.    Financial Statements and Supplementary Data.................................         28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................         48

PART III.

Item 10.   Directors and Executive Officers of the Registrant..........................         48
Item 11.   Executive Compensation......................................................         48
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         48
Item 13.   Certain Relationships and Related Transactions..............................         49

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............         49
           Signatures..................................................................         53

                             INTRODUCTORY STATEMENT

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED HEREIN ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RISK THAT THE COMPANY'S PRODUCTS WILL NOT ACHIEVE MARKET ACCEPTANCE, THE COMPANY'S RELIANCE UPON COLLABORATIVE RELATIONSHIPS AND THE INTENSE COMPETITION IN THE MARKET FOR BIOCHEMICAL MARKERS, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED HEREIN, UNDER THE HEADING "RISK FACTORS" IN THE COMPANY'S PROSPECTUSES DATED APRIL 23, 1996 AND JUNE 30, 1995, RESPECTIVELY, DELIVERED IN CONNECTION WITH THE COMPANY'S PUBLIC OFFERINGS, AND AS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996, AND OTHER RISKS INCLUDED FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS AND PRESS RELEASES, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY UPON REQUEST. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. THIS REPORT ON FORM 10-K INCLUDES TRADEMARKS OF COMPANIES OTHER THAN THE COMPANY.

                                     PART I

ITEM 1. BUSINESS

    Metra Biosystems, Inc. (the "Company" or "Metra") is a leader in developing and commercializing diagnostic products for the detection and management of metabolic bone diseases and disorders. The Company's strategy is to offer a portfolio of diagnostic products that will provide physicians with comprehensive clinical information regarding the metabolism of bone and other connective tissues. The Company has developed and is currently marketing for either research use or clinical use two immunodiagnostic tests to assess bone resorption, two immunodiagnostic tests to assess bone formation and one immunodiagnostic test to assess bone growth disorders. In addition, the Company is currently developing a portable ultrasound device designed to assess bone fragility, a bone-resorption test for use in the physicians offices, a biochemical test to detect bone cartilage disorders, serum versions of its Pyrilinks-Registered Trademark--D and Pyrilinks-Registered Trademark- bone resorption tests (currently urine based), and other biochemical tests to detect bone and joint disorders.

BUSINESS STRATEGY

    The Company is a leader in developing and commercializing innovative diagnostic products for the detection and management of metabolic bone diseases and disorders. The Company's general business strategy is comprised of certain key elements: first, the continual development of new diagnostic products to complement the Company's existing products; second, the establishment of collaborative relationships with corporate partners for co-promotion (medical education and awareness); third, the development of partnerships to maximize distribution capabilities with established diagnostic companies; and fourth, the expansion of the Company's own direct sales and distribution capabilities.

    During fiscal 1997 a number of significant events which support the execution of the four basic elements of the Company's business strategy occurred, including:

    - The establishment of a marketing and co-promotion alliance in the United States with Berlex Laboratories ("Berlex"), a provider of female healthcare products including hormone replacement products, and Norland Medical Systems, a provider of imaging systems for bone density measurement. This alliance will utilize the detail pharmaceutical sales force of Berlex to promote all three companies' products to OB/GYNs.

    - The establishment of a marketing alliance in the United States with Mission Pharmacal, a provider of calcium supplements; and a national supplier of laboratory services. The alliance will focus on educating consumers about Metra's bone resorption products and Mission Pharmacal's calcium supplements as well as provide information regarding where to obtain laboratory testing.

    - The worldwide launch of the Company's lead product for bone resorption, Pyrilinks-D, on the automated immunoassay testing systems of Chiron Diagnostics and Diagnostic Products Corporation.

    - One of the Company's diagnostic partners in Japan, Sumitomo
      Pharmaceuticals, obtained regulatory approval for clinical use of the Company's Pyrilinks-D test for bone resorption in the Japanese market.

    - In January 1997, the American Medical Association ("AMA") published a CPT code to facilitate the reimbursement of the Company's Pyrilinks-D test. Subsequently, certain medical carriers are starting to establish reimbursement levels.

    The key elements of the Company's strategy are based upon a premise that currently only a small percentage of the population at risk for certain bone and connective tissue diseases and disorders, such as osteoporosis, rheumatoid arthritis (RA), and osteo arthritis (OA), are diagnosed early enough for preventative treatment to be effective. The Company believes that the historical lack of consistent therapeutic intervention can be traced in part to the limited availability of timely, cost-effective and accurate methods to detect and monitor these diseases. The Company believes the demand for its products will be driven in part by physicians' need to easily, inexpensively and accurately (i) identify those persons most at risk before significant onset of these diseases,
(ii) quantify the parameters of each patient's disease progression, (iii) determine therapeutic dosage and duration of therapy and (iv) monitor the effectiveness of, and compliance with, prescribed therapies.

OSTEOPOROSIS

    The most widespread metabolic bone disease is osteoporosis, a disorder characterized by a decrease in bone mass that leads to increased susceptibility to fractures, particularly those of the hip, spine and wrist. There are two major types of osteoporosis. The most common type is primary osteoporosis, which includes post-menopausal osteoporosis, resulting from an estrogen deficiency in women, and senile osteoporosis, an age-related condition primarily affecting men and women over age 75. Secondary osteoporosis occurs as a side effect of some medications, or as a consequence of another disease that causes a decrease in bone mass.

    Osteoporosis is often called the "silent disease" because the process of bone loss causes no physical symptoms. In many cases, doctors and patients are not aware of the problem until certain bones in the skeletal system have become so weak that a sudden strain, bump, or fall causes a fracture. If diagnosed early enough, the rate of bone loss can be reduced using one or a combination of drug therapies, dietary supplements, or changes in lifestyle. Consequently, diagnosis of bone loss and preventive intervention is important for a physician to develop an effective care plan for the patient.

    According to the National Osteoporosis Foundation ("NOF"), osteoporosis afflicts over 25 million Americans and over 200 million people worldwide. In the United States, approximately 1.5 million osteoporosis-related fractures occur each year, including more than 250,000 hip fractures, 500,000 vertebral fractures and 240,000 wrist fractures. For Caucasian women, it is estimated that the risk of hip fractures approximates the combined risks of breast, endometrial and ovarian cancers. In addition, approximately one in three women over age 65 will suffer vertebral fractures. By age 75, approximately one-third of all men will also be affected by osteoporosis. Industry studies estimate that the lifetime risk of hip fracture in men approximates the risk of prostate cancer.

    In the United States, annual cost to the Medicare system to treat fractures among older adults in 1995 was $13.8 billion. The most severe osteoporosis-related fracture is that of the hip. Over 95% of osteoporosis-related hip fractures require hospitalization, between 12% and 20% result in fatality from other health complications arising from the fractures and half of the patients who survive are unable to walk unassisted for the rest of their lives. Another 25% are confined to long-term care under supervised conditions.

OTHER BONE-RELATED DISEASES

    In addition to developing diagnostic tests to assess osteoporosis, assays for a number of other diseases that can adversely affect bone remodeling (a metabolic process which consists of bone formation and resorption or loss), including Paget's disease of bone, cancers that metastasize to bone, hyperthyroidism, hyperparathyroidism, osteoarthritis, and growth hormone deficiency are also being developed. Unlike osteoporosis, these diseases do have physical symptoms that may alert a physician to the possibility of bone loss and, accordingly, the need to monitor the bone remodeling process with diagnostic tests.

THERAPIES FOR OSTEOPOROSIS

    During the past several decades, a number of therapies have been developed to address bone diseases and disorders. Most of these are prescription therapies, including hormone replacement therapy ("HRT"), calcitonins and bisphosphonates, and are focused on preventing further bone loss rather than systemically forming new bone. Other products include dietary supplements that are available over-the-counter, such as calcium and vitamin D.

    The Company believes the market for drugs to treat osteoporosis will grow as a result of several factors, including worldwide aging of the population, heightened public awareness of osteoporosis, FDA approval of new therapeutics, and the development and availability of effective diagnostic tests.

        HORMONE REPLACEMENT THERAPY. Hormone replacement therapies, such as estrogen and progestin, are the most frequently prescribed drugs given to alleviate symptoms in post-menopausal women. HRT products act to decrease bone loss (are anti-resorptive) and are also approved for preventive treatment of osteoporosis. There are a number of estrogen products currently approved by the FDA and available worldwide for use in preventing or managing osteoporosis, including Berlex Laboratories' Climara, Wyeth-Ayerst Laboratories' Premarin, Ciba-Geigy Ltd.'s Estraderm, and Bristol-Myers Squibb Company's Estrace. In 1994, total sales of hormone replacement therapies, including oral, transdermal, and other formulations, were in excess of $1.5 billion in the United States.

        CALCITONINS. Calcitonin acts to slow bone resorption and may be a viable substitute for estrogen as an anti-resorptive drug, especially in male patients or in those female patients who do not take hormone replacement therapy. In the United States, Sandoz Ltd.'s Miacalcin and Rhone-Poulenc Rorer Inc.'s Calcimar are FDA-approved calcitonin products.

        BISPHOSPHONATES. Bisphosphonates are approved for the prevention and treatment of osteoporosis. Fosamax, a bisphosphonate from Merck & Co., Inc. was approved in late 1995 for the treatment of patients with low bone mineral density, and in 1997 expanded the claims to prevention of bone loss. Additionally, Didronel, a bisphosphonate from The Procter & Gamble Company, is currently approved for use in treating Paget's disease. Several next generation bisphosphonates are in various stages of development.

        OTHERS. Other products used for the prevention of bone loss include vitamin D and calcium supplements such as Citracal, a leading calcium supplement from Mission Pharmacal. In addition, injectible vitamin D metabolites are a prescribed therapy for preventing bone loss that are widely used in Japan but are not approved in the United States. There are a number of other new therapies under development, including estrogen analogs designed to minimize the side effects of HRT and slow release sodium fluoride, which is believed to increase bone mineral density.

OSTEOPOROSIS-RELATED DIAGNOSTICS

    Diagnostics for bone health are based upon two paradigms; first, imaging technologies which provide a primary assessment of bone density, commonly referred to as the STATE of bone health; and second, biochemical tests which provide real time information on the metabolic process of bone resorption and formation, or RATE of change. The Company believes that as the medical profession becomes more aware of the diagnostics and therapies available for bone health, and consumers understand the benefits of early assessment of bone health, the two types of diagnostics will provide highly complementary information referred to as the "rate and state".

    IMAGING TECHNOLOGIES

    Imaging technologies provide varying degrees of sensitivity for the assessment of bone density and have traditionally been based on x-ray technology. The most advanced imaging technique currently available is Dual Energy X-ray Absorptiometry (DXA) and can be performed in whole body scans or in partial or peripheral measurements (such as the forearm, wrists, heel bone, etc).

    Recently, additional technologies, such as ultrasound, have been developed that have the potential to be less expensive than DXA, do not involve radiation, and may provide additional diagnostic information concerning bone structure and quality.

    BIOCHEMICAL TESTS

    Biochemical tests have been developed that can be used to assess the dynamic rates of bone resorption and bone formation. Specifically, they measure certain by-products of the bone remodeling process and through clinical trials, the manufacturers of such tests have established normal and abnormal ranges.

    The Company believes its biochemical tests can be particularly useful at the early stages of accelerated bone loss for determining individuals "at risk", and upon the initiation of therapeutic intervention, to monitor the effectiveness of the particular therapy.

ARTHRITIS

    Arthritis is generally characterized by joint pain and swelling. There are more than 100 types of arthritis affecting approximately 40 million people in the United States. The two most prevalent forms of arthritis are osteoarthritis ("OA") and rheumatoid arthritis ("RA"). Although the causes of OA and RA are very different, both diseases result in the common problem of joint destruction.

    Osteoarthritis is the most common form of arthritis. The prevalence of osteoarthritis among individuals aged 45 to 50 is estimated to be approximately 30%, and approaches a 60% prevalence rate for individuals over 65 years of age. Osteo, or degenerative, arthritis is a disease believed to result from the breakdown of cartilage in a specific joint or joints and bone proximate to joints. Osteoarthritis can affect any type of joint, but the disease most commonly occurs in weight bearing joints such as the hips, knees and spine.

    Rheumatoid arthritis is the second most common form of arthritis. In North America, it is estimated that two million people are afflicted with this condition, and in excess of $200 million dollars is spent each year for the care and treatment of the disease. Rheumatoid arthritis can occur at any age, but the onset of the disease typically peaks between ages 35 and 45. This disease is thought to be a systemic autoimmune disorder in which the synovium becomes inflamed, causing hot, tender, and swollen joints. Only the freely mobile joints such as hands, feet and knees are affected by this form of arthritis. As the disease progresses, the cartilage and eventually the bone are destroyed by various autoimmune-mediated enzymatic responses. This process results in continuous pain, progressive deformity, and disability.

ARTHRITIS THERAPIES

    No approved treatments stop or reverse osteoarthritis. Current treatment for OA is primarily focused on reducing pain, minimizing inflammation, and improving joint function. Physicians most commonly recommend analgesics to reduce pain and non-steroidal anti-inflammatory drugs ("NSAIDs") such as ibuprofen to reduce inflammation. In advanced OA, more invasive measures such as injection of steroids into the joint space, arthroscopic surgery, and partial or total joint replacement are examples of treatment options.

    For treatment of RA, physicians commonly prescribe NSAIDs in an effort to reduce inflammation. Additionally, doctors often prescribe other non-specific drugs designed to reduce the body's immune response and associated inflammation. The effectiveness of these therapies is variable from patient to patient, and may involve various side effects and complications.

    There are numerous pharmaceutical companies working to develop more effective therapies which include the ability to regenerate cartilage to treat OA and RA. During the early stages of arthritis, the patient is not necessarily aware of the progression of the disease until the associated pain and swelling occurs accompanied by reduced joint mobility. In certain patients who are experiencing pain, there may be little correlation between the severity of active disease and the amount of pain. The Company believes that if a biochemical marker test were introduced and integrated into the overall health care of a patient, it might help improve early detection of arthritis and enable more effective treatments with emerging therapies along with subsequent therapeutic drug monitoring.

ARTHRITIS DIAGNOSTICS

    Many non-specific diagnostic tools for OA and RA exist, but are not disease specific enough for arthritis to confirm a diagnosis of either type of disease, or accurately assess disease progression. Current diagnosis of arthritis is based on:

    - Medical history and a physical examination;

    - Symptoms, i.e., swelling, red and hot joints, nodules under the skin, and stiffness;

    - X-rays (which are not designed for detection of soft tissue disorders) which can detect a pattern of visible damage only after multiple exposures; and

    - In the case of RA, laboratory tests for anemia, low white-blood-cell count, rheumatoid factor ("RF") and erythrocyte sedimentation rate ("ESR"). Anemia can be an accompanying symptom of rheumatoid arthritis but is not caused by or otherwise necessarily correlated to arthritis. RF is present in 85% of people with rheumatoid arthritis, but also does not necessarily indicate rheumatoid arthritis. ESR indicates a systemic inflammatory condition but not necessarily rheumatoid arthritis.

MARKET FOR IMMUNODIAGNOSTIC TESTS

    Diagnostic tests are widely used for both research and routine clinical use. Academic and clinical researchers in universities, teaching hospitals, pharmaceutical companies and government research units, such as the National Institutes of Health, use research products routinely. However, not all research products are introduced for routine clinical use for many reasons, including a lack of clinical utility or cost of obtaining regulatory approval.

    Immunodiagnostic tests are performed in a variety of manual or automated formats. A common format for research and clinical testing is the microtiter plate format utilizing enzyme immunoassay ("EIA") detection. EIA utilizes an immune reaction, that is, an antibody reacting with an antigen, and the detection of the reaction using enzymes which are attached to the reactants as indicators. Although this technology is considered an established industry standard, a manual format is relatively slow, has low throughput, and requires skilled technicians. Instrument systems are in routine use that automate tests to increase throughput and decrease the cost per test. Most of the widely used immunodiagnostic tests have been adapted to automated systems. These formats are used in hospitals and clinical laboratories throughout the world. The Company believes that, in addition to the automated systems, more convenient and faster formats are required for physicians' offices or for home use.

PRODUCTS

    The Company has developed and is currently marketing for research and clinical use four immunodiagnostic tests to assess bone resorption and formation and one immunodiagnostic test to assess certain bone growth disorders. In guidelines to pharmaceutical companies developing new osteoporosis drugs, the FDA recommends using a combination of three biochemical markers that together detect both resorption and bone formation to assess efficacy as part of their pre-clinical and clinical testing. Metra has developed immunoassays which meet all three of these requirements. Metra's immunoassays are (i) pyridinium crosslinks, (ii) osteocalcin and (iii) bone-specific alkaline phosphatase. The Company currently offers tests for each of these biochemical markers.

    The Company's Pyrilinks tests are proprietary and measure specific biochemical markers. Although the Company's other tests such as Alkphase-B, NovoCalcin, and Prolagen-C measure markers that are not proprietary, and similar tests are available from other companies, these tests allow the Company to offer a more complete line of relevant clinical and research use tests to measure different aspects of bone metabolism. The following table identifies the Company's products, their application, and their current regulatory status in most major markets throughout the world.

         MARKETED PRODUCTS                                     MARKETING STATUS
-----------------------------------      ------------------------------------------------------------
BONE RESORPTION
  Pyrilinks-Registered Trademark--D  -   Cleared for clinical use in US*, Europe, Japan and
                                           Asia/Pacific
                                     -   Available in automated formats through Chiron Diagnostics
                                           (ACS:180 DPD) and Diagnostic Products Corporation
                                           (IMMULITE-Registered Trademark- PYRILINKS-D)
                                     -   Cleared for clinical use in Japan as Osteolinks-DPD for
                                           marketing by Sumitomo Pharmaceuticals Ltd.
  Pyrilinks-Registered Trademark-    -   Cleared for clinical use in US*, Europe, and Asia/Pacific
                                     -   Research use only in Japan
BONE FORMATION
  Alkphase-B-Registered Trademark-   -   Cleared for clinical use in US*, Europe, and Asia/Pacific
                                     -   Research use only in Japan
  NovoCalcin-Registered Trademark-   -   Cleared for clinical use Europe and Asia/Pacific
                                     -   Research use only in US and Japan
GROWTH DISORDERS
  Prolagen-C-Registered Trademark-   -   Cleared for clinical use in Europe and Asia/Pacific
                                     -   Research use only in US and Japan

      PRODUCTS IN DEVELOPMENT                                       STATUS
-----------------------------------      ------------------------------------------------------------
Chondrex-TM- immunoassay for         -   Development--Expected to be available for research use only
  arthritis                                in calendar 1998
Portable ultrasound device to        -   Development--Expected to be launched internationally in
  assess bone fragility                    calendar 1998
Point-of-care version of             -   Development--Expected to be available for clinical use in
  Pyrilinks-D on Cholestech's L-D-X        calendar 1998
  Immunoassay System
Serum Pyrilinks                      -   Development--Expected to be available for research use in
                                           calendar 1998
Serum Pyrilinks-D                    -   Development--Expected to be available for research use in
                                           calendar 1998

------------------------
*   Received 510(k) clearance from US Food and Drug Administration

SALES AND MARKETING

    The Company's products are currently being marketed internationally for both clinical and research use. The market for the Company's products consists of clinical and reference laboratories, academic and clinical researchers in universities, and physicians. The Company's approach is to initially market the tests for research purposes to academic and clinical researchers in universities, teaching hospitals, pharmaceutical companies and government institutions. As regulatory clearances are obtained for clinical use, clinical reference laboratories, hospital laboratories, and physicians are also targeted as customers.

    The Company's marketing and sales strategy for its manual tests is to provide its products on a worldwide basis either through its direct sales force in selected countries or through established country specific distributors. The Company currently has direct operations in the United States, United Kingdom, and Italy and works with over 30 distributors of diagnostic products throughout the rest of the world that have established distribution channels. The Company's distribution alliances include Hoechst Behring (France), DPC Biermann (Germany), Dade Diagnostics (Australia) and Sumitomo Pharmaceuticals, Inc. (Japan). Product revenues from one distributor constituted 15%, 12% and 11% of total revenues for the years ended June 30, 1997, 1996 and 1995, respectively. Product revenues from another distributor constituted 12% of total revenues for the year ended June 30, 1995. The loss (or poor performance) of one or more of these distributors or the inability to find new distributors could have a material effect on the Company's business, financial condition and results of operations. The Company has limited experience in sales, marketing and distribution of its products. The Company intends to expand its marketing staff and direct sales force, and there can be no assurance the Company will do so cost-effectively, or that the Company's direct sales and marketing efforts will be successful.

    International product sales accounted for approximately 77%, 78% and 78% of product revenues for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. The Company expects that such sales will continue to account for a significant portion of the Company's revenues in the future. In order to successfully manage international sales, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors and commissioned representatives. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international sales of the Company's products. The Company's international sales to distributors are currently denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in markets served by such distributors. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance such factors will not have a material adverse effect on the Company's future international sales and consequently, the Company's business, financial condition and results of operations.

    The Company provides its products to the market in a microtiter plate format, commonly referred to as a manual kit, through the Company's direct sales force or distribution network throughout the world. In order to promote a broad acceptance of its technology and, in particular, its lead product for bone resorption, Pyrilinks-D, the Company has established collaborations with a number of diagnostic companies that have an existing installed base of high speed, automated laboratory testing systems. These partners include Abbott Laboratories, Bayer Corporation, Chiron Diagnostics, and Diagnostic Products Corporation (DPC). Together, these partners represent up to 80% of the installed base of high throughput, automated immunoassay testing systems. In late fiscal 1997, both Chiron Diagnostics and DPC launched the Company's Pyrilinks-D technology on their automated systems and commenced marketing and selling efforts. The Company expects Abbott Laboratories and Bayer Corporation to launch the Pyrilinks-D technology on their automated systems after their 510(k) clearances are received. The Company receives a royalty on sales from each of these automated partners.

    The Company will increasingly depend on its partners to sell the Company's tests in automated formats. In particular, the Company relies on collaborative partners to adapt the Company's technology to high-volume automated instruments such as those sold by Abbott, Bayer, Chiron and DPC. Substantially all of the Company's collaborative agreements are non-exclusive, and therefore such partners are free to enter into similar agreements with third parties, including the Company's competitors. In addition, the Company has not developed physician office or home-use adaptations of its products and there can be no assurance that the Company or its collaborative partners will either develop such formats, obtain regulatory approvals, and sell the Company's tests on their formats. There can be no assurance that any of these partners will perform their contractual obligations or that such partners will not terminate their agreements. The failure to adapt the Company's products to different formats and instruments, or commercialize or co-promote such products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects to enter into additional collaborative agreements in the future to develop, commercialize and sell its products. There can be no assurance that the Company will be able to negotiate acceptable agreements in the future, or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the Company's collaborative partners will not pursue alternative competing technologies.

    The Company believes that educating patients and physicians about the long-term health benefits and cost-effectiveness of diagnosis and treatment of bone diseases and disorders at an early stage is critical to market acceptance for the Company's products. The Company believes the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention, and as a result, will increase demand for cost-effective diagnostic tests.

    The Company has developed a number of proprietary marketing programs aimed at educating both patients and physicians including, but not limited to: establishing collaborative relationships with other pharmaceutical, diagnostic, and laboratory testing companies; the establishment of a speakers bureau which is comprised of nationally and regionally recognized physicians and researchers who serve to educate their local communities; the sponsorship of a clinical summit and director of medical education program on bone health in which leading physicians and researchers from around the world discuss the current state of assessing all elements of bone health; and numerous other programs managed within the Company's marketing and sales organization all aimed at educating patients and physicians.

    In the second half of fiscal 1997, the Company entered into two alliances in the United States which the Company believes will further extend Metra's medical educational focus. First, a three-way co-promotion agreement with Berlex Laboratories, a provider of female healthcare products and in particular Climara, a seven-day estrogen patch currently approved for marketing by the FDA in the US, and, Norland Medical Systems ("Norland"), a distributor of imaging systems that provide the current state of bone health. Under the terms of this agreement, the companies will market to the OB/GYN physicians a suite of products for the management of the symptoms and problems of menopause for women. To reach the OB/ GYNs, the companies will utilize the direct detail pharmaceutical force of Berlex Laboratories that call on over 30,000 OB/GYNs. The Company will pay Berlex approximately $3.0 million for promotional activities over the first year of the promotional agreement, record an expense for the fair value of warrants issued of approximately $0.5 million, and pay commissions on increased sales of the Company's Pyrilinks-D product. To the extent Norland sells any scanning systems as a result of this promotional alliance, Metra will receive a commission on such sales.

    Second, the Company entered into an alliance with two parties, Mission Pharmacal and a leading provider of laboratory testing services, focused on generating demand through consumers. Under the terms of this agreement the companies will work together to educate consumers about assessing the current rate of bone loss (Metra's Pyrilinks-D), the use of Citracal, which is the second largest calcium supplement sold over the counter in the United States and manufactured by Mission Pharmacal, and where to obtain the laboratory testing to assess the effectiveness of the calcium supplement. One feature of the program is to include information in every box of Citracal sold in the United States that discusses the elements of the program as outlined. There are no material financial commitments between the parties to this agreement.

    The Company will need to rely on current and any future collaborative partners to help build market awareness and acceptance of the Company's products. The Company, together with its partners, will continue to originate research and clinical studies to demonstrate and explain how the Company's products relate to improvements in early detection, disease management and drug compliance. The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost-effective and safe. Market acceptance will depend on several factors, including the establishment of clinical utility of these biochemical tests, the receipt of regulatory clearances where required, the development of diagnostic tests that can be processed using commercially available automated systems, the availability of third-party reimbursement, extensive physician education and the approval and commercial acceptance of therapies for the treatment of osteoporosis. There can be no assurance that the Company's products will gain market acceptance. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are currently focused in four principal areas: (i) discovery and development of new biochemical marker tests focused in the area of bone and cartilage diseases, (ii) conducting clinical studies designed to broaden the clinical claims for its existing products; (iii) formatting of Metra's existing tests in alternative formats to address different segments of the diagnostic testing market; and (iv) development of its ultrasound technology. The Company's expense for the increasing research and development efforts for the years ended June 30, 1997, 1996, and 1995 was $5.7 million, $4.3 million, and $3.7 million, respectively.

    NEW BONE AND CARTILAGE TESTS

    The Company has entered into a license agreement with NovaDx Inc. to develop and manufacture a microtiter plate assay for the measurement of YKL-40 ("Chondrex"), a novel glycoprotein which has been shown to be significantly elevated in OA and RA patients. The Company believes that YKL-40 may provide the basis for a diagnostic test for the detection and management of OA and RA.

    The Company is funding internal and third-party research and development efforts designed to identify additional markers for bone and other connective tissue conditions and develop new immunoassays to measure markers that it believes will have clinical utility. As new immunodiagnostic tests are developed, the Company intends to offer them first to researchers, and to the extent such researchers in the medical community validate the clinical utility of the new tests, the Company will further develop and commercialize the new tests based on existing immunodiagnostic testing formats. The Company currently sponsors research at institutions including The Rowett Research Institute and Sheffield University in the United Kingdom.

    CLINICAL STUDIES

    The Company is conducting clinical studies designed to gather data to submit to the FDA for clearance to market the Company's existing products for broader clinical claims. The Company is investigating use of its products in applications including therapeutic drug monitoring, and fracture risk assessment.

    ALTERNATIVE TEST FORMATS

    The Company has a collaborative agreement to develop and manufacture its Pyrilinks-D test in a radioimmunoassay ("RIA") format which was launched for clinical use in France in May, 1996. Reimbursement was recently established in France for both RIA and EIA formats. The Company believes that less complicated and capital intensive formats may be more suitable for decentralized testing in physician office laboratories, small clinics, satellite laboratories and for home use. Metra is also reformatting its lead bone resorption product, Pyrilinks-D, for the Cholestech point-of-care analyzer (L-D-X) for use in the physicians' offices.

    ULTRASOUND TECHNOLOGY

    In order to offer a broader portfolio of products to provide physicians with more comprehensive clinical information regarding bone, Metra acquired Osteo Sciences Corporation, a company developing applications of ultrasound technology to bone based on proprietary algorithms and product designs. The Company is developing a portable ultrasound device designed to evaluate certain characteristics of bone that are associated with bone weakness and bone quality. The target market for the device will be for physicians' offices or small group practices. The Company expects this device will provide physicians and patients with a convenient and cost effective alternative to the currently available imaging techniques for assessing bone.

    There can be no assurance that Metra will be successful in developing new products or that new products developed by the Company will receive necessary government approval or, if approved, will gain market acceptance. Any failure by the Company to successfully develop and introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

    The Company's manufacturing operations are fully integrated and consist of antibody production, reagent purification, reagent and microtiter plate processing, filling, labeling, packaging and distribution. If the Company experiences significant demand for its products, the Company will have to manufacture its products in commercial quantities in compliance with regulatory requirements at acceptable costs, and expend significant capital resources to develop large-scale manufacturing capabilities. If the Company is unable to develop large-scale manufacturing capabilities, the Company's competitive position and financial condition would be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner or lower than anticipated yields or production constraints encountered as a result of changes in the manufacturing process could result in shipment delays as well as increased manufacturing costs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The majority of raw materials and purchased components used to manufacture the Company's products are readily available. However, certain of these materials are obtained from a sole supplier or a limited group of suppliers. The Company does not maintain long-term agreements with any of its suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Although the Company attempts to minimize its supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's business, financial condition and results of operations would be adversely affected by the inability to obtain working capital, satisfactory manufacturing facilities, equipment and qualified manufacturing personnel. In addition, the Company's manufacturing facilities and its operations are subject to periodic inspections conducted by the FDA and equivalent inspections conducted by State of California officials, and its operations undergo current good manufacturing practices compliance inspections conducted by the FDA and equivalent inspections conducted by state officials. Because the Company has received FDA clearance to market certain of its products for clinical use, the Company expects that its facilities will be inspected by the FDA and by state authorities. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of clearances or approvals, seizures or recalls of products, operation restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future clearances or approvals. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals or loss of previously received clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    In September 1996, the Company received ISO 9001 certification for its quality management systems. The Company's certification is officially recognized by European and North American authorities and is accepted worldwide, and will become a requirement for doing business in some countries in the future.

    The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. The Company maintains a general insurance policy which includes coverage for product liability claims. The policy is limited to a maximum of $1.0 million per product liability claim and an annual aggregate policy limit of $1.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    Competition in the market for products that diagnose and monitor bone and other connective tissue diseases and disorders is intense and expected to increase. The Company currently competes with other medical technology companies, biotechnology companies, pharmaceutical companies and research and academic institutions, both in the United States and abroad. Metra believes that its most significant competitors in the area of biochemical tests include Bio-Rad Laboratories, a life sciences company, DSL, a diagnostic company that in 1996 received 510(k) clearance from the FDA to market Osteometer's bone resorption product in the United States; IncStar, a diagnostic company; Quest Diagnostics, a research laboratory and diagnostic company; Orion, a diagnostic and pharmaceutical company in Finland; Osteometer, a diagnostic company in Denmark; Hybritech, a division of Beckman Instruments, a diagnostic company that in 1996 received 510(k) clearance from the FDA to market its test for bone specific alkaline phosphatase; and Ostex International, Inc., a diagnostic company that in 1995 received 510(k) clearance from the FDA to market an immunoassay for bone resorption. In addition, the Company will compete with companies that measure the same biochemical markers as Metra using different testing methods. The most established of these are companies manufacturing high pressure liquid chromatography (HPLC) assays, including Quest Diagnostics and Bio-Rad Laboratories. The Company believes that although the HPLC method for measuring pyridinium crosslinks is extremely accurate, it is primarily a research tool and is unsuitable for routine clinical use because it has low throughput, is expensive and labor intensive, and requires skilled technicians. There can be no assurance, however, that competitors have not developed, or are not developing, less expensive, more clinically useful HPLC products. In addition, as the Company licenses its technology to diagnostic companies for use in alternative formats, tests sold by these licensees will compete with the Company's products.

    Certain diseases and disorders targeted by the Company's products can also be diagnosed and monitored using existing imaging technologies, such as DXA. Although DXA may be considered more expensive and less convenient than tests for biochemical markers, there can be no assurance that competitors have not developed, or are not developing, less expensive, more clinically convenient imaging devices. The Company believes that, at least in their present forms, current imaging systems and tests for biochemical markers are complementary because one of Metra's tests can identify a patient's rate of bone resorption, as compared to imaging analysis, which measures a patient's existing bone density.

    The market for the Company's ultrasound product under development is expected to be highly competitive and subject to rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's ultrasound-based diagnostic product currently under development could experience competition from companies with DXA products, companies with biochemical markers, and makers of ultrasound systems. Several companies, including Aloka Company Ltd., Hitachi Instruments, Inc., Hologic, Inc., Lunar Corporation, Norland Medical Systems, and Osteometer MediTech AS have developed systems to measure bone density which may compete with the Company's ultrasound product under development. The Company believes that competition in the field of bone densitometry is based upon price, precision, speed of measurement, patient radiation dose, size, ease of operation, product versatility, product reliability and quality of service. There can be no assurance that the Company's product, if commercialized, will compete effectively with respect to these criteria.

    Several companies, including Hologic, Inc., IGEA S.r.l., McCue PLC, Lunar Corporation, Myriad Ultrasound Systems, Ltd., and Osteometer MediTech AS, have developed ultrasound systems to assess bone fragility. The Company believes that competition in the field of ultrasound systems is based on price, precision, speed of measurement, size and ease of operation, product reliability and quality of service. No ultrasound bone analyzer has been approved for commercial sale in the United States although in August 1997, Hologic received a recommendation for approval by an FDA advisory committee for its ultrasound product, Sahara. When and if the Company's competitors obtain FDA clearance or approval for ultrasound bone analyzers in the United States before the Company, it could have a material adverse effect on the Company's ability to introduce its ultrasound device (if developed), which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, other companies have developed ultrasound technology for uses unrelated to measurement of bone characteristics. There can be no assurance that such companies will not successfully adapt their technology to the bone field, and obtain significant market share. The entry of such companies into the market for the Company's ultrasound product under development could have a material adverse effect on its business, financial condition and results of operations.

    Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have substantially greater experience than the Company in research and development, undertaking clinical trials, obtaining regulatory approvals and third-party reimbursement and manufacturing, marketing and selling diagnostic products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with larger companies. Furthermore, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development and marketing and therefore could become significant competitors.

    A number of diagnostic tests and procedures for measuring bone metabolism and other connective tissue diseases and disorders currently exist and others are in development by other companies. These products, as well as products that may be developed in the future, may be available for sale prior to the

Company's products, or at a lower cost, or with better technical characteristics, rendering the Company's products less competitive or obsolete. In addition, as the Company licenses its technology to diagnostic companies for use in alternative formats, tests sold by these licensees will compete with the Company's products. Any product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. There can be no assurance that competitors' products will not be found more competitive, either for general use or in specific applications such as patients with particular medical conditions, or those who are receiving certain therapies. The Company believes that for all of its immunoassay products important competitive factors include the relative speed with which companies can develop products, establish clinical utility, complete the clinical testing and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market. The Company's inability to compete favorably with respect to any of these factors could have a material adverse effect on its business, financial condition and results of operations.

PATENTS, PROPRIETARY RIGHTS AND RELATED LITIGATION RISKS

    The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns five United States patents for biochemical tests, two United States patents for ultrasound, six pending United States patent applications, and corresponding foreign patent applications, all in the area of biomedical diagnostics. The Company is the exclusive licensee from The Rowett Research Institute in Scotland of patents and patent applications directed to certain diagnostic methods of detecting metabolic bone disorders, including a United States patent, four pending United States patent applications, two European Patent Office patents, a related Australian patent, a related Canadian patent and ten related foreign patent applications. The Company pays The Rowett Research Institute royalties upon sales of the Company's Pyrilinks products.

    The Company's ability to protect its proprietary position is in part dependent on the issuance of patents on current and future applications. The Company currently has applications pending in the United States, Europe, Japan, Canada and Australia. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions, and therefore, are highly uncertain. Not all patent applications covering the technology underlying the Company's products have been issued to date and no assurance can be given that such and other pending patent applications or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. The failure of the Company to obtain issuances of patents that cover the technology underlying the Company's products or any other outstanding patent applications, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications that contain claims having a scope that covers products developed by the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company also relies upon unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and although the Company is not currently engaged in litigation regarding intellectual property matters, from time to time the Company sends and receives communications to and from third parties regarding such matters. Litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liability to third parties, could require the Company to seek licenses from third parties, which licenses may not be available or, if available, may not be on terms acceptable to the Company, and ultimately could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    Metra also relies on trade secrets and proprietary know-how in its manufacturing processes. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

REIMBURSEMENT

    The Company's ability to successfully commercialize its products depends in part on the availability of, and the Company's ability to obtain, adequate levels of third-party reimbursement for use of its diagnostic tests. Although the Company's products are available for clinical use in many European countries, reimbursement is currently available in only certain of those countries.

    In the United States, the Company has received FDA clearance for Alkphase-B, Pyrilinks and Pyrilinks-D. Reimbursement for the Company's FDA cleared tests is in part determined by CPT codes and may vary by state. Reimbursement under a specific CPT code is available for Alkphase-B and as of January 1997, for both Pyrilinks and Pyrilinks-D. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance and organizations ("HMOs"). In certain states, reimbursement levels have been established which the Company believes are favorable to continued market acceptance for Pyrilinks and Pyrilinks-D. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting and the impact of any health care reform could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using the Company's tests could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

GOVERNMENT REGULATION

    The manufacturing, testing, labeling, distribution, marketing, advertising and promotion of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees of regulation, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976 and the Safe Medical Devices Act of 1990, among other laws. Under the Act, the FDA regulates the clinical testing, manufacturing, labeling, distribution, sale, advertising and promotion of medical devices in the United States. In addition, various foreign countries in which the Company's products are or may be sold, including, Germany, France, Japan and Canada, impose local regulatory requirements. The testing for, preparation of and subsequent FDA and foreign regulatory review of required applications is expensive, lengthy and uncertain. Failure to comply with FDA and similar foreign requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunction against marketing of the Company's products, as well as seizure or recall of the Company's products, or other regulatory action. There can be no assurance the Company will obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss or limitation of previously received approvals or clearances, adoption of future regulations which may further restrict the production or sales of the Company's products, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Act, among other things, classifies medical devices into three categories over which the FDA maintains increasing levels of regulation: Class I (general controls), II (special controls) and III (premarket approval). Although most devices new to the marketplace after May 1976 are automatically classified as Class III, the Company believes that many of Metra's products should be classified as Class I or II devices and hence, not subject to the requirement of premarket approval by the FDA. Prior to marketing any of these devices, the Company is required to submit a 510(k) premarket notification to the FDA and await the FDA's determination that the product may be marketed. In any 510(k) premarket notification the Company must, among other things, demonstrate the product to be marketed is substantially equivalent in performance, formula, design and intended use to a legally marketed Class I or Class II predicate device or to a Class III device for which the FDA has not required premarket approval. Test data from clinical trials may be required to demonstrate substantial equivalence and that the products are safe and effective, which may delay the 510(k) premarket notification review period.

    Following submission of a 510(k) premarket notification, a company may not market the device for clinical use until an order is issued by the FDA finding the product to be substantially equivalent. The FDA has no specific time limit by which it must respond to a 510(k) premarket notification. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may (i) determine that the new device is not substantially equivalent and require a premarket approval application ("PMA"), or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information the FDA can further delay market introduction of a Company's products.

    In August 1995, Metra received FDA clearance of its 510(k) premarket notification for Alkphase-B for use as an aid in the management of patients diagnosed with Paget's disease. In November 1995, Metra received FDA clearance of its 510(k) premarket notification for Pyrilinks as a measure of type I collagen degradation, especially bone collagen. In December 1995, Metra received FDA clearance of its 510(k) premarket notification for Pyrilinks-D as a measure of bone resorption.

    There can be no assurance that the FDA will act favorably or quickly in its review of the Company's future 510(k) submissions, if any, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies or require a PMA, causing the Company to incur further cost and delay. In addition, there can be no assurance that the FDA will not limit the intended use of the Company's products as a condition of 510(k) clearance or PMA approval. Further, if a company wishes to propose modifications to a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other significant modifications to labeling or manufacturing, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to approval, or any FDA limitations on the intended use of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    If the FDA indicates that a PMA is required for any of the Company's products, the application will require the results of extensive clinical studies, manufacturing information and likely review by a panel of medical experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) premarket notification. There can be no assurance that the Company will be able to meet the FDA's PMA requirements or that any necessary approvals will be received. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of regulatory approvals, if obtained, or any other failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Act and California laws also require the Company to be licensed and to manufacture its products in compliance with current good manufacturing practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. The Company is also required to comply with various FDA requirements for labeling and marketing, and the FDA prohibits a device, whether or not cleared under a 510(k) premarket notification or approved under a PMA, from being marketed for unapproved clinical uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sale of the company's products and assess civil and criminal penalties against the company, its officers or its employees. There can be no assurance that Metra will receive marketing clearance or approval for any of its future products or that its manufacturing facility will satisfy GMP or California manufacturing requirements. The Company's facilities and manufacturing processes have been periodically inspected by the State of California and other agencies, but remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with the Company's position, or that its GMP compliance will not be challenged at some subsequent point in time. Enforcement of the GMP regulations has increased significantly in the last several years and the FDA has publicly stated that compliance will be more strictly scrutinized. In the event that the Company is determined to be in noncompliance with FDA regulations, to the extent that the Company is unable to convince the FDA or state agency of the adequacy of its compliance, the FDA or state agency has the power to assert penalties or remedies, including injunction or temporary suspension of shipment until compliance is achieved. Noncompliance may also lead to a recall of product. Such penalties or remedies could have a materially adverse effect on the Company's business, financial condition and results of operations. In addition, the manufacture, sale or use of the Company's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency and the Environmental Protection Agency, and by various state agencies, including the California Environmental Protection Agency. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which changes could have a material adverse effect on the Company's business, financial condition and results of operations.

    Distribution of the Company's products outside the United States may be subject to FDA export and extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements outside the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

    Many of Metra's customers using its diagnostic devices for clinical use in the United States may also be regulated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity ; "waived," "moderately complex" and "highly complex". Metra's Alkphase-B test is categorized as a highly complex test for clinical use in the United States, and the Company believes that its other tests will also be categorized as highly complex. Laboratories that perform either moderately or highly complex tests must meet certain standards with the major difference in requirements being quality control and personnel standards. Personnel requirements for highly complex tests are more rigorous than those for moderately complex tests, requiring that personnel have more education and experience than personnel conducting moderately complex tests. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Health Care Financial Administration ("HCFA"). As a result of the CLIA requirements, physician office laboratories and small volume test sites may be dissuaded from initiating, continuing or expanding patient testing, particularly if the tests are classified as moderately or highly complex tests. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company's products.

EMPLOYEES

    As of June 30, 1997, the Company had 70 full-time employees, 11 of whom were engaged in, or directly supported, the Company's research and development activities, 26 of whom were in sales and marketing, 23 of whom were in manufacturing operations, and 10 of whom were in administration. The Company also employs several part-time employees and uses outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers and certain other officers of the Company as of June 30, 1997:

NAME                                          AGE                        POSITION
----------------------------------------      ---      ---------------------------------------------
George W. Dunbar, Jr....................          50   President, Chief Executive Officer and
                                                         Director

Ronald T. Steckel.......................          44   Senior Vice President

Gerald J. Allen, Ph.D...................          46   Vice President, Research and Development

Kurt E. Amundson........................          44   Vice President and Chief Financial Officer

John F. Coombes.........................          53   Vice President, Sales & Marketing

Debby R. Dean...........................          41   Vice President, Human Resources and
                                                         Administration

    The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of the Company.

    MR. DUNBAR joined the Company as President, Chief Executive Officer and Director in July 1991. Prior to joining the Company, he was the Vice President Licensing and Business Development of The Ares-Serono Group ("Ares-Serono"), a Swiss health care company that markets pharmaceutical, diagnostic and veterinary products worldwide, from 1988 until 1991, where he established a licensing and acquisition group for its health care divisions. From 1974 until 1987, he held various senior management positions with Amersham International ("Amersham"), a health care and life sciences company, where he most recently served as Vice President for its Life Sciences business in North America. Mr. Dunbar also served as Amersham's General Manager of Pacific Rim markets and Eastern Regional operations and, prior to that, he managed the international marketing of Amersham's medical and industrial radioisotopes. Mr. Dunbar also serves as a director of DepoTech, a public biotechnology company, LJL Biosystems, a life sciences systems company and Metra Biosystems (U.K.) Ltd., the Company's wholly owned subsidiary. Mr. Dunbar holds a B.S. in electrical engineering and an M.B.A. from Auburn University, and sits on the Auburn School of Business M.B.A. Advisory Committee.

    MR. STECKEL joined the Company as Vice President, Development and Operations, in February 1992. He was promoted to Senior Vice President in August 1996. From 1990 until 1992, he was Vice President of Operations of Leeco Diagnostics, a medical diagnostics company, where he was responsible for manufacturing, quality assurance, materials management and facilities. Prior to his employment at Leeco, Mr. Steckel worked for Ares-Serono from 1986 to 1990, in various positions including Director, Corporate Projects and Vice President, Operations of Serono Baker Diagnostics ("Serono"). At Serono, Mr. Steckel managed the successful launches of immunoassay analyzers and hematology instruments to the international marketplace. Mr. Steckel holds a B.S. in biology from Blackburn University and an M.B.A. from Lake Forest College.

    DR. ALLEN joined the Company as Vice President Research and Development in June 1997. Dr. Allen has worked in the commercial immunoassay industry since 1975 with various companies including Amersham International, Serono Diagnostics, and G.D. Searle. From 1991 to 1997, Dr. Allen was Vice President Diagnostics at R & D Systems, Inc. in Minneapolis. Dr. Allen received his B.S. and Ph.D. degrees from The University of Bristol.

    MR. AMUNDSON joined the Company as Vice President and Chief Financial Officer in January 1996. From 1994 until 1996, Mr. Amundson was Vice President and Chief Financial Officer of Shaman

Pharmaceuticals, Inc., a biopharmaceutical company ("Shaman"). Prior to his employment with Shaman, he was Chief Financial Officer at Abaxis, Inc., a biomedical instrumentation company. From 1986 to 1991, Mr. Amundson was Vice President, Finance at Proxim, Inc., a maker of wireless network products. Mr. Amundson is a Certified Public Accountant and received a B.A. in Graphic Communications from California Polytechnic University, San Luis Obispo.

    MR. COOMBES joined the Company in November 1993 as Director European Sales. Mr. Coombes was appointed Vice President Sales and Marketing in June 1997 after serving as Vice President International since August 1996 and previously as Director--European Operations and Managing Director of Metra Biosystems (U.K) from November 1994 to August 1996. From 1992 to 1993, Mr. Coombes was European Sales Manager of T Cell Diagnostics, a division of T Cell Sciences, a biotechnology company. Prior to his employment at T Cell Diagnostics, Mr. Coombes established Digen Limited, a distributor for Gene Trak Systems. From 1989 to 1991, Mr. Coombes was Director of European Operations for Gene Trak Systems, a human diagnostics, food industry and industrial biotechnology company. Mr. Coombes received an Ordinary National Diploma in chemistry from Bromsgrove College in Worcestershire, England and Higher National Diplomas in chemistry and analytical chemistry from Lanchester Polytechnic in Coventry, England.

    MS. DEAN joined the Company as Senior Director of Human Resources and Administration in September 1995, and was appointed Vice President Human Resources and Administration July 1997. From 1992 to 1995, Ms. Dean worked at DNX Corporation, a biopharmaceutical company, in the positions of Vice President, Corporate Administration & Communications. Prior to DNX, Ms. Dean worked with Serono, from 1988 to 1992 as Director, Human Resources. Ms. Dean received a B.S. in Management from Allentown College, and an M.B.A. from Lehigh University.

ITEM 2. PROPERTIES

    Metra currently leases approximately 30,600 square feet of laboratory and office space at two facilities in Mountain View, California. The Company leases these facilities under operating leases which last through May 2001, each with a renewal option that, if exercised, would extend the term of the lease through May 2003. In addition, the Company leases approximately 1,600 square feet of office space in Lake Oswego, Oregon under an operating lease which lasts until February 1998. The Company also leases space in England, Italy and Germany under operating leases which expire at various times. The Company believes that its existing facilities will be sufficient for its operational purposes through 1998.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol MTRA. The range of reported high and low bid quotations for the shares of the Company's Common Stock, as reported by the Nasdaq National Market, are set forth below for the periods indicated:

 FISCAL 1997      HIGH        LOW      FISCAL 1996      HIGH        LOW
--------------  ---------  ---------  --------------  ---------  ---------
1st Quarter...  $    7.25  $    4.50     1st Quarter  $   21.75  $   12.38

2nd Quarter...  $    6.00  $    3.75     2nd Quarter  $   21.88  $   16.75

3rd Quarter...  $    6.75  $    3.75     3rd Quarter  $   18.25  $   13.50

4th Quarter...  $    5.00  $    2.63     4th Quarter  $   14.50  $    4.50

    The above quotations represent prices quoted between dealers, do not include retail markup, markdown or commissions and may not represent actual transactions. On September 15, 1997, the closing price of the Company's Common Stock was $3.75.

    HOLDERS

    As of September 15, 1997 the Company had approximately 141 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

    DIVIDENDS

    The Company has never declared or paid any cash dividends or made any other cash distribution on its Common Stock, and the Company anticipates that in the foreseeable future it will follow a policy of retaining any earnings for use in its business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data are derived from consolidated financial statements of Metra Biosystems, Inc. The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1997 have been audited by Ernst & Young LLP, independent auditors. The consolidated balance sheets ended June 30, 1996, 1995, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the four-year period ended June 30, 1996 have been audited by other independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                            1997        1996        1995        1994       1993
                                                         ----------  ----------  ----------  ----------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Product sales..........................................  $    6,405  $    4,413  $    2,552  $    1,439  $     617
Partner revenue........................................         320       2,057         744       2,032      2,062
                                                         ----------  ----------  ----------  ----------  ---------
Total revenues.........................................       6,725       6,470       3,296       3,471      2,679
Total operating expenses(1)............................      22,035      29,670      10,436       7,211      6,349
Net loss(1)............................................  $  (13,127) $  (21,399) $   (6,803) $   (3,575) $  (3,583)
Net loss per share.....................................  $    (1.04) $    (2.04) $    (1.08) $    (0.69) $   (0.87)
Shares used to compute net loss per share..............      12,610      10,515       6,303       5,156      4,119

CONSOLIDATED BALANCE SHEET DATA:
Working capital........................................  $   30,729  $   44,231  $    2,759  $    9,803  $   2,749
Total assets...........................................      47,768      60,193       7,400      12,807      4,431
Long-term portion of capital lease obligations.........       1,574       1,367          40          93        293
Redeemable preferred stock.............................      --          --          23,260      23,260     11,616
Total shareholders' equity (deficit)...................      42,077      54,424     (17,856)    (11,650)    (8,092)

------------------------

(1) The fiscal 1996 total operating expenses and net loss include $11,291 of acquired in-process research and development associated with the acquisition of Osteo Sciences Corporation in January, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its commencement of operations in March 1990, Metra has been engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders. The Company has developed and is currently marketing for research and clinical use four immunodiagnostic tests to assess bone resorption and formation and one immunodiagnostic test to assess bone growth disorders. In the United States, three of these tests have received 510(k) clearance from the FDA for clinical use and two of these tests are being marketed for research use only. The Company is currently marketing its products for clinical as well as research use on a world-wide basis.

    The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests for research and clinical use. Partner revenues result from certain collaborative relationships and primarily consist of milestone payments and licensing fees received from these partners and revenues from sales to these partners of proprietary reagents for use with the test formats of these partners.

    The Company's revenues from product sales have historically resulted from worldwide sales for clinical and research use. In November and December of 1995, the Company received 510(k) clearance from the FDA for its Pyrilinks and Pyrilinks-D products. Revenues from clinical sales in the United States will be dependent, in part, upon the rate at which the Company can increase awareness and acceptance of its products among clinicians. The Company commenced its marketing efforts in the United States upon receiving 510(k) clearance, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its marketing efforts are realized and overall consumer awareness of management of bone and joint health increases. There can be no assurance that the Company can successfully increase market awareness or acceptance of the Company's products in a timely manner or at all, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Due to seasonal factors such as customer and distributor vacations, the Company expects reduced product sales during the summer months, particularly in Europe. As a result of this seasonal effect, the Company's revenues could be lower in the quarter ending September 30 than in the other quarters.

    In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex") which includes the utilization of the direct detail pharmaceutical force of Berlex. Over the first year of the promotional agreement, which begins July 1, 1997, the Company will pay Berlex approximately $3,000,000 for promotional activities, record an expense for the fair value of warrants issued to Berlex of approximately $506,000, and pay commissions on increased sales of the Company's Pyrilinks-D product. After the first promotional year, the future continuance of the promotional agreement and the associated financial cost to Metra is, in part, dependent upon the achievement of certain milestones and the mutual consent of both parties.

    Historically, the Company's quarterly revenues have fluctuated significantly. Partner revenues have fluctuated primarily as a result of the timing of milestone payments received from corporate collaborations. Product sales have fluctuated primarily as a result of the introduction of new products, seasonal variations in demand, the rate of acceptance of the Company's products and variations in the timing and volume of distributor purchases. The Company expects that total revenues will fluctuate as a result of these and other factors and that international sales will continue to account for a significant portion of its revenues in the future. The Company expects to incur increased costs related to sales and marketing, clinical studies, manufacturing, research and development and general and administrative expenses. As a result, the Company expects its results from operations will vary significantly from quarter to quarter and from year to year and will depend on, among other things, gaining regulatory clearances in the United States and elsewhere, the rate of acceptance of the Company's products in the marketplace, the availability of reimbursement, the timing of fees and milestone payments from its partners in collaborative relationships, the execution of new collaborative relationships, costs associated with the development of the Company's products and costs associated with and the financial impact of acquisitions.

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, the extent of diagnostic test sales compared to reagent sales and royalty revenue, the percentage of direct sales compared to distributor sales and manufacturing costs, including overhead and material costs.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

    Product sales for the year ended June 30, 1997 increased to $6,405,000 from $4,413,000 for the year ended June 30, 1996. The increase in product sales was due to increasing volume from broader adoption of the Company's biochemical tests for clinical and research use worldwide. The Company's bone resorption products were cleared for marketing in the U.S. by the FDA in the second fiscal quarter of 1996. International product sales accounted for 77% and 78% of product revenues the fiscal years ended June 30, 1997 and 1996, respectively. The adoption rate in the U.S. (post clearance) has been slower than anticipated and the Company is focused on increasing marketing efforts for medical education.

    Partner revenues for the fiscal year ended June 30, 1997 decreased to $320,000 from $2,057,000 for the fiscal year ended June 30, 1996. This decrease resulted primarily from a decrease in non-recurring milestone payments from corporate partners, earned upon receipt of FDA clearance of Pyrilinks (November
1995) and Pyrilinks-D (December 1995), which were received in fiscal year 1996.

    Cost of product sales for the fiscal year ended June 30, 1997 increased to $3,982,000 from $3,276,000 for the fiscal year ended June 30, 1996, reflecting the increased volume of products sold and associated production costs. The gross margin on product sales for the fiscal year ended June 30, 1997 was 38%, compared to 26% for the prior fiscal year. The increase in the gross margin was due to production volume increases and efficiency gains in the production process.

    Research and development expenses for the fiscal year ended June 30, 1997 increased to $5,670,000 from $4,308,000 for the fiscal year ended June 30, 1996. This increase resulted from increased internal product development, collaborative programs, and the on-going research costs of the ultrasound program which was acquired in January 1996. Until the completion of the development of the ultrasound system, the Company expects research and development expenses to approximate current levels.

    Sales and marketing expenses for the fiscal year ended June 30, 1997 increased to $8,838,000 from $7,725,000 for the fiscal year ended June 30, 1996. The increase is due to increased expenses associated with medical education programs, and sales related spending increases at international locations. The Company believes that sales and marketing expenses will increase in subsequent periods due to fees and commissions payable to Berlex in connection with the Co-Promotion agreement entered into between the Company and Berlex in April 1997.

    General and administrative expenses for the fiscal year ended June 30, 1997 increased to $3,545,000 from $3,070,000 for the fiscal year ended June 30, 1996, due to increased personnel costs as well as additional legal and consulting expenses necessary to support the Company's expanded operations. The Company expects future general and administrative expenses to approximate current levels.

    Net interest and other income for the fiscal year ended June 30, 1997 increased to $2,183,000 from $1,801,000 for the fiscal year ended June 30, 1996 primarily as a result of the interest earned on the investment of the proceeds from the Company's follow-on offering in April 1996.

    FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

    Product sales for the year ended June 30, 1996 increased to $4,413,000 from $2,552,000 for the year ended June 30, 1995. The increase in product sales was due to increasing volume from broader adoption of the Company's biochemical tests for clinical use internationally and in the United States. The Company's bone resorption products were cleared for marketing by the FDA in the U.S. in the second fiscal quarter of 1996. International product sales accounted for 78% of product revenues for both the fiscal years ended June 30, 1996 and 1995.

    Partner revenues for the fiscal year ended June 30, 1996 increased to $2,057,000 from $744,000 for the fiscal year ended June 30, 1995. This increase resulted primarily from an increase in non-recurring milestone payments from corporate partners, earned upon receipt of FDA clearance of Pyrilinks (November
1995) and Pyrilinks-D (December 1995), and to a lesser extent an increase in reagent sales to collaborative partners.

    Cost of product sales for the fiscal year ended June 30, 1996 increased to $3,276,000 from $1,987,000 for the fiscal year ended June 30, 1995, reflecting the increased volume of products sold and associated production costs.

    Research and development expenses for the fiscal year ended June 30, 1996 increased to $4,308,000 from $3,717,000 for the fiscal year ended June 30, 1995. This increase resulted from increased product development and collaborative programs and the on-going research costs of the ultrasound program which was acquired in January 1996.

    Sales and marketing expenses for the fiscal year ended June 30, 1996 increased to $7,725,000 from $2,881,000 for the fiscal year ended June 30, 1995. The increase is due to increased staffing in domestic and international locations, the costs of additional marketing programs which were implemented to support the clinical launch of the Company's products in the United States following the clearance by the FDA, and the addition of a direct sales force in the United States.

    General and administrative expenses for the fiscal year ended June 30, 1996 increased to $3,070,000 from $1,851,000 for the fiscal year ended June 30, 1995, due to increased personnel costs and additional expenses associated with being a public company for all of fiscal 1996.

    Acquired in-process research and development costs for the fiscal year ended June 30, 1996 resulted from a one-time charge of $11,291,000. This charge was primarily composed of the purchase price of approximately $10,017,000, with the balance related to costs and expenses associated with the acquisition, the fair value of liabilities assumed including reserves for future costs related to the acquisition, less the fair value of tangible assets acquired. The value of the research and development acquired from Osteo Sciences was determined based upon an analysis of the present value of expected future cash flows related to the technology. At the date of acquisition, technical feasibility of the acquired technology had not yet been established and the technology had no foreseeable future alternative uses. The Company expects product development of the ultrasound system to be completed in calendar 1998. However, due to the inherent uncertainty of the development process and of obtaining approval to market the proposed products from the FDA and comparable regulatory bodies internationally, the Company cannot precisely predict the timing of completion or the total expenditures necessary to complete product development.

    Net interest and other income for the fiscal year ended June 30, 1996 increased to $1,801,000 from $337,000 for the fiscal year ended June 30, 1995 primarily as a result of the interest earned on the investment of the proceeds from the Company's initial public offering in July, 1995 and the Company's follow-on offering in April, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations from inception primarily through the sale of preferred and common stock, payments received under to collaborative research and development agreements, sales of the Company's diagnostic products for research and clinical use and, to a lesser extent, through equipment financing. In July 1995, the Company completed its initial public offering of 3,450,000 shares of common stock. All preferred stock was automatically converted into shares of common stock upon closing of the offering. The cash proceeds from the initial public offering, net of underwriters discounts were $32,085,000. Total additional expenses associated with the offering were $727,000, resulting in net proceeds from the offering of $31,358,000. In April, 1996, the Company had a follow-on offering of 2,300,000 shares of Common Stock. The cash proceeds from the Company's follow-on offering completed April 22, 1996, net of underwriters' discounts were $29,187,000. Total additional expenses associated with the follow-on offering were $450,000, resulting in net proceeds to the Company from the follow-on offering of $28,737,000.

    As of June 30, 1997, the Company had cash and investments of $39,140,000. During the fiscal year ended June 30, 1997 the Company's use of cash in operating activities was $12,516,000 compared to $10,730,000 for the fiscal year ended June 30, 1996. The increase in cash used in operating activities was primarily due to the increased net loss (excluding the write-off of in-process research in development in fiscal 1996 as a result of the acquisition of Osteo Science Corporation for consideration which primarily consisted of stock).

    The Company has historically utilized leasing arrangements to finance capital purchases. As of June 30, 1997, $2,140,000 was outstanding in conjunction with these leases. The leases are classified as capital leases and expire in fiscal years 2000 and 2001. The Company's leasing agreements include negative covenants which require an irrevocable letter of credit in the event of non-compliance of the covenants.

    The Company's future capital requirements depend upon, among other things, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting and enforcing patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies; in expanding the Company's manufacturing capacity; or in improving its existing facilities. Although the Company believes that its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements through at least fiscal 1999, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, expansion of the Company's marketing and sales activities, the cost of intellectual property protection and the costs associated with any company or product acquisitions . The Company may, however, seek additional equity or debt financing to fund further expansion of its operations, other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, industry conditions and competitive factors. There can be no assurance that if it becomes necessary to raise additional capital, that such capital will be available on acceptable terms, if at all.

ITEM 8. FINANCIAL STATEMENTS

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Metra Biosystems, Inc.

    We have audited the accompanying consolidated balance sheet of Metra Biosystems, Inc. as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 1997 listed in the index at Item 14(a)(2). The consolidated financial statements and schedule of the Company as of June 30, 1996 and for the two years then ended, were audited by other auditors whose report dated July 18, 1996, expressed an unqualified opinion on those statements and schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metra Biosystems, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended June 30, 1997.

                                          ERNST & YOUNG LLP

Palo Alto, California
July 16, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metra Biosystems, Inc.

    We have audited the accompanying consolidated balance sheet of Metra Biosystems, Inc. and subsidiaries (the Company) as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metra Biosystems, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
July 18, 1996

                             METRA BIOSYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   11,709  $   19,217
  Short-term investments..................................................................      18,876      26,283
  Accounts receivable, net of allowance for doubtful accounts of $147 and $101 at June 30,
    1997 and 1996, respectively...........................................................       1,576       1,266
  Interest receivable.....................................................................         503         578
  Inventories.............................................................................       1,446       1,040
  Prepaid expenses and other current assets...............................................         736         249
                                                                                            ----------  ----------
    Total current assets..................................................................      34,846      48,633
Property and equipment, net...............................................................       4,182       4,314
Long-term investments.....................................................................       8,555       6,747
Other assets..............................................................................         185         499
                                                                                            ----------  ----------
                                                                                            $   47,768  $   60,193
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................  $    1,068  $    2,185
  Accrued expenses........................................................................       2,483       1,810
  Current portion of capital lease obligations............................................         566         407
                                                                                            ----------  ----------
    Total current liabilities.............................................................       4,117       4,402
Long-term portion of capital lease obligations............................................       1,574       1,367
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or
    outstanding...........................................................................      --          --
  Common stock, $0.001 par value, 50,000,000 shares authorized; 12,628,618 and 12,598,768
    shares issued and outstanding at June 30, 1997 and 1996, respectively.................          13          13
  Additional paid-in capital..............................................................      95,219      94,539
  Notes receivable from shareholders......................................................         (40)        (90)
  Deferred compensation...................................................................         (70)        (79)
  Unrealized loss on investments..........................................................         (13)        (83)
  Cumulative translation adjustment.......................................................         (16)         13
  Accumulated deficit.....................................................................     (53,016)    (39,889)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      42,077      54,424
                                                                                            ----------  ----------
                                                                                            $   47,768  $   60,193
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Revenues:
  Product sales................................................................  $    6,405  $    4,413  $   2,552
  Partner revenue..............................................................         320       2,057        744
                                                                                 ----------  ----------  ---------
    Total revenues.............................................................       6,725       6,470      3,296
                                                                                 ----------  ----------  ---------
Operating expenses:
  Cost of product sales........................................................       3,982       3,276      1,987
  Research and development.....................................................       5,670       4,308      3,717
  Sales and marketing..........................................................       8,838       7,725      2,881
  General and administrative...................................................       3,545       3,070      1,851
  Acquired in-process research and development.................................      --          11,291     --
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      22,035      29,670     10,436
                                                                                 ----------  ----------  ---------
  Loss from operations.........................................................     (15,310)    (23,200)    (7,140)
Interest income................................................................       2,430       1,947        367
Interest expense...............................................................        (214)       (106)       (30)
Other expense..................................................................         (33)        (40)    --
                                                                                 ----------  ----------  ---------
    Net loss...................................................................  $  (13,127) $  (21,399) $  (6,803)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Net loss per share.............................................................  $    (1.04) $    (2.04) $   (1.08)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Shares used to compute net loss per share......................................      12,610      10,515      6,303
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               NOTES
                                             COMMON STOCK      ADDITIONAL    RECEIVABLE
                                          ------------------    PAID-IN         FROM         DEFERRED
                                            SHARES    AMOUNT    CAPITAL     SHAREHOLDERS   COMPENSATION
                                          ----------  ------   ----------   ------------   ------------
Balances as of June 30, 1994............     729,510   $  1     $    95        $ (59)         $--

Issuance of common stock under stock
  option plan...........................     111,253   --           120         (110)         --
Issuance of common stock under agreement
  for licensed technology...............      33,332   --           200        --             --
Deferred compensation related to
  granting of stock options.............      --       --           575        --              (575)
Amortization of deferred compensation...      --       --         --           --               388
Unrealized loss on investments..........      --       --         --           --             --
Net loss................................      --       --         --           --             --
                                          ----------  ------   ----------      -----          -----
Balances as of June 30, 1995............     874,095      1         990         (169)          (187)

Issuance of common stock under employee
  stock option and purchase plans.......      98,927   --           205           79          --
Issuance of common stock related to
  acquisition of Osteo Sciences
  Corporation...........................     541,072      1      10,000        --             --
Conversion of preferred stock into
  common stock..........................   5,324,685      5      23,255        --             --
Conversion of warrants into common
  stock.................................       9,989   --         --           --             --
Issuance of common stock related to
  public offerings......................   5,750,000      6      60,089        --             --
Amortization of deferred compensation...      --       --         --           --               108
Translation adjustment..................      --       --         --           --             --
Unrealized loss on investments..........      --       --         --           --             --
Net loss................................      --       --         --           --             --
                                          ----------  ------   ----------      -----          -----
Balances as of June 30, 1996............  12,598,768     13      94,539          (90)           (79)

Issuance of common stock under employee
  stock option and purchase plans.......      46,344   --           157           50          --
Repurchase of common stock..............     (16,494)  --           (20)       --             --
Deferred compensation relating to
  granting of stock options.............      --       --            37        --               (37)
Amortization of deferred compensation...      --       --         --           --                46
Issuance of warrants....................      --       --           506        --             --
Translation adjustment..................      --       --         --           --             --
Unrealized gain on investments..........      --       --         --           --             --
Net loss................................      --       --         --           --             --
                                          ----------  ------   ----------      -----          -----
Balances as of June 30, 1997............  12,628,618   $ 13     $95,219        $ (40)         $ (70)
                                          ----------  ------   ----------      -----          -----
                                          ----------  ------   ----------      -----          -----

                                                                                         TOTAL
                                          UNREALIZED     CUMULATIVE                  SHAREHOLDERS'
                                            LOSS ON     TRANSLATION    ACCUMULATED      EQUITY
                                          INVESTMENTS    ADJUSTMENT      DEFICIT       (DEFICIT)
                                          -----------   ------------   -----------   -------------
Balances as of June 30, 1994............    -$-            -$-          $(11,687)      $(11,650)
Issuance of common stock under stock
  option plan...........................    --             --             --                 10
Issuance of common stock under agreement
  for licensed technology...............    --             --             --                200
Deferred compensation related to
  granting of stock options.............    --             --             --             --
Amortization of deferred compensation...    --             --             --                388
Unrealized loss on investments..........       (1)         --             --                 (1)
Net loss................................    --             --             (6,803)        (6,803)
                                            -----          -----       -----------   -------------
Balances as of June 30, 1995............       (1)         --            (18,490)       (17,856)
Issuance of common stock under employee
  stock option and purchase plans.......    --             --             --                284
Issuance of common stock related to
  acquisition of Osteo Sciences
  Corporation...........................    --             --             --             10,001
Conversion of preferred stock into
  common stock..........................    --             --             --             23,260
Conversion of warrants into common
  stock.................................    --             --             --             --
Issuance of common stock related to
  public offerings......................    --             --             --             60,095
Amortization of deferred compensation...    --             --             --                108
Translation adjustment..................    --                13          --                 13
Unrealized loss on investments..........      (82)         --             --                (82)
Net loss................................    --             --            (21,399)       (21,399)
                                            -----          -----       -----------   -------------
Balances as of June 30, 1996............      (83)            13         (39,889)        54,424
Issuance of common stock under employee
  stock option and purchase plans.......    --             --             --                207
Repurchase of common stock..............    --             --             --                (20)
Deferred compensation relating to
  granting of stock options.............    --             --             --             --
Amortization of deferred compensation...    --             --             --                 46
Issuance of warrants....................    --             --             --                506
Translation adjustment..................    --               (29)         --                (29)
Unrealized gain on investments..........       70          --             --                 70
Net loss................................    --             --            (13,127)       (13,127)
                                            -----          -----       -----------   -------------
Balances as of June 30, 1997............     $(13)          $(16)       $(53,016)      $ 42,077
                                            -----          -----       -----------   -------------
                                            -----          -----       -----------   -------------

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                 (IN THOUSANDS)

                                                                                     1997        1996       1995
                                                                                  ----------  ----------  ---------
Cash flows from operating activities:
  Net loss......................................................................  $  (13,127) $  (21,399) $  (6,803)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................       1,295         610        543
    Compensation expenses paid in stock.........................................          46         108        588
    Forgiveness of notes receivable from officers...............................          37          29         57
    Loss on disposition of property and equipment...............................          52          19         16
    Write-off of in-process research and development............................      --          11,291     --
    Changes in operating assets and liabilities:
      Trade accounts and interest receivable....................................        (235)     (1,284)      (187)
      Inventories...............................................................        (406)       (402)      (267)
      Other current assets and other assets.....................................         265      (1,046)      (777)
      Accounts payable and accrued expenses.....................................        (442)      1,344      1,000
                                                                                  ----------  ----------  ---------
        Net cash used in operating activities...................................     (12,515)    (10,730)    (5,830)
Cash flows from investing activities:
  Purchases of investments......................................................     (28,111)    (46,837)    (1,571)
  Maturities of investments.....................................................      33,780      14,725      2,109
  Purchases of property and equipment, net......................................      (1,215)     (3,048)      (657)
  Proceeds from sale of property and equipment..................................      --          --             15
  Issuance of notes receivable to officers......................................      --          --           (170)
  Repayment of notes receivable from officers...................................          50          79     --
                                                                                  ----------  ----------  ---------
        Net cash provided by (used in) investing activities.....................       4,504     (35,081)      (274)
Cash flows from financing activities:
  Proceeds from capital lease financing.........................................         847       1,922     --
  Repayment of capital lease obligations........................................        (481)       (240)      (201)
  Proceeds from sales of common stock, net......................................         137      61,029        120
                                                                                  ----------  ----------  ---------
        Net cash provided by (used in) financing activities.....................         503      62,711        (81)
                                                                                  ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................      (7,508)     16,900     (6,185)
Cash and cash equivalents at beginning of year..................................      19,217       2,317      8,502
                                                                                  ----------  ----------  ---------
Cash and cash equivalents at end of year........................................  $   11,709  $   19,217  $   2,317
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest........................................  $      214  $      106  $      30

Supplemental disclosure of noncash investing and financing activities:
  Assets acquired from purchase of Osteo Sciences Corporation...................  $   --      $     (605) $  --
  Liabilities assumed from purchase of Osteo Sciences...........................  $   --      $      686  $  --
  Issuance of warrants under Co-Promotion agreement (Note 10)...................  $      506  $   --      $  --

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY

    Metra Biosystems, Inc. ("Metra" or the "Company"), a California corporation, is engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone diseases and disorders. The Company primarily markets its products for clinical and research use in Europe, the United States and Pacific Rim countries.

(b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of Osteo Sciences Corporation are included in the Company's results of operations beginning February 1, 1996 (see note 14).

(c) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents.

(d) INVESTMENTS

    The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company, by policy, invests primarily in highly rated debt instruments and limits the amount of investment with any one issuer. The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other that temporary on available-for-sale securities are reported in other income or expense. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term and short-term investments are based on quoted market prices.

(e) MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose the Company to a concentration of credit risk consist primarily of investments and trade accounts receivable. As of June 30, 1997, no single customer accounted for greater than 10% of accounts receivable. As of June 30, 1996, approximately 14% of recorded trade receivables were concentrated with one customer. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral on credit sales to its customers.

    The Company earns revenues primarily through product sales to distributors and through collaborative agreements with partners. Product revenues from one distributor constituted 15% of total revenues for the year ended June 30, 1997. Product revenues from one distributor constituted 12% of total revenues for the year ended June 30, 1996. Product revenues from two distributors constituted 12% and 11%, respectively, of total revenues for the year ended June 30, 1995. For the year ended June 30, 1997, no

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) corporate partner constituted greater than 10% of total revenues. Revenues related to milestone payments from one corporate partner constituted 16% and 13% of total revenues for the years ended June 30, 1996 and 1995, respectively.

(f) INVENTORIES

    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

(g) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which generally range from three to five years. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

(h) REVENUE RECOGNITION

    Revenue from development contracts is recognized as the relevant technical milestones are attained. Revenue from licensing is recognized when the nonrefundable fees are received and the license is executed. Revenue from product sales, net of estimated product returns, is recognized upon product shipment when title passes to the buyer.

(i) PARTNER REVENUE

    Partner revenue consists principally of milestone payments, licensing fees and proceeds from sales of reagents to collaborative partners for research purposes.

(j) ADVERTISING COSTS

    All costs related to marketing and production costs of advertising the Company's products are expensed in the period incurred.

(k) FOREIGN CURRENCY

    Foreign currency transactions and financial statements are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average rates during each reporting period. Gains and losses resulting from foreign currency transactions and intercompany balances expected to be paid in the foreseeable future are included in results of operations. Gains and losses resulting from translation of financial statements are excluded from results of operations and are reflected as a cumulative translation adjustment, which is reported as a separate component of shareholders' equity. The Company has sales denominated in foreign currencies, primarily the British pound and the Italian lira. The Company offsets the foreign currency exposure of these sales with expenses denominated in local currencies. The Company does not utilize foreign currency forwards or option contracts to manage its foreign currency exposure. As of June 30, 1997, the Company has not experienced material gains or losses from foreign currency fluctuations.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(l) STOCK SPLIT

    In April 1995, the Company's Board of Directors approved a one-for-six reverse split of the Company's common and preferred stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been retroactively restated to reflect this stock split.

(m) NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the Company's initial public offering (IPO) price and stock options granted with exercise prices below the IPO price during the 12-month period preceding the date of the initial filing of the IPO Registration Statement, even when anti-dilutive, have been included in the calculation of common equivalent shares for all periods prior to the closing of the Company's IPO (using the treasury stock method for stock options based on the initial public offering price).

    Furthermore, pursuant to Securities and Exchange Commission staff policy, common equivalent shares from convertible preferred stock and warrants that were converted upon the completion of the Company's IPO are included (using the as if-converted method) for all periods prior to the closing of the Company's IPO.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which the Company is required to adopt in the second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share. Since the Company has reported losses since inception, SFAS No. 128 will not result in a change in the reported earnings per share.

(n) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

(o) STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not record compensation expense for stock option grants to employees and directors when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant. The Company recognizes compensation expense for options granted to consultants and other non-employees based upon the fair value of the options granted at the grant date. Such amounts have not been material in any period presented.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(2) INVESTMENTS

    Investments consisted of the following at June 30:

                                             1997                                          1996
                         --------------------------------------------  --------------------------------------------
                                   UNREALIZED   UNREALIZED     FAIR              UNREALIZED   UNREALIZED     FAIR
                           COST      GAINS        LOSSES      VALUE      COST      GAINS        LOSSES      VALUE
                         --------  ----------   ----------   --------  --------  ----------   ----------   --------
                                                               (IN THOUSANDS)
Corporate bonds and
  notes................  $ 18,635    $  13        $  (4)     $ 18,644  $ 12,188    $--          $ (14)     $ 12,174
Commercial paper.......     3,492    --           --            3,492     7,640    --           --            7,640
U.S. government
  securities...........     4,499        5        --            4,504     8,527    --             (11)        8,516
Mortgaged-backed
  securities...........     6,284    --              (5)        6,279    12,148        1          (17)       12,132
State and municipal
  obligations..........     3,327        1        --            3,328     2,400    --           --            2,400
Other debt
  securities...........     2,461    --                         2,461     4,434    --           --            4,434
                         --------    -----        -----      --------  --------    -----        -----      --------
                           38,698       19           (9)       38,708    47,337        1          (42)       47,296
Marketable equity
  securities...........     2,450    --             (23)        2,427     4,750    --             (42)        4,708
                         --------    -----        -----      --------  --------    -----        -----      --------
Total
  available-for-sale
  securities...........    41,148       19          (32)       41,135    52,087        1          (84)       52,004
Less amounts classified
  as cash
  equivalents..........   (13,704)   --           --          (13,704)  (18,974)                            (18,974)
                         --------    -----        -----      --------  --------    -----        -----      --------
Total investments......  $ 27,444    $  19        $ (32)     $ 27,431  $ 33,113    $   1        $ (84)     $ 33,030
                         --------    -----        -----      --------  --------    -----        -----      --------
                         --------    -----        -----      --------  --------    -----        -----      --------

    There were no material proceeds or gross realized gains or losses in the years ended June 30, 1997, 1996 or 1995.

    The cost and estimated fair value of securities available-for-sale as of June 30, 1997, by contractual maturity, consisted of the following:

                                                                                       FAIR
                                                                            COST       VALUE
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Due in one year or less.................................................  $  23,870  $  23,874
Due in one to three years...............................................      8,544      8,555
                                                                          ---------  ---------
                                                                             32,414     32,429
Marketable equity securities............................................      2,450      2,427
Mortgage-backed securities..............................................      6,284      6,279
                                                                          ---------  ---------
                                                                          $  41,148  $  41,135
                                                                          ---------  ---------
                                                                          ---------  ---------

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(3) INVENTORIES

    Inventories consist of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Raw materials...............................................  $     224  $     216
Work in process.............................................         95     --
Finished goods..............................................      1,127        824
                                                              ---------  ---------
                                                              $   1,446  $   1,040
                                                              ---------  ---------
                                                              ---------  ---------

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                  JUNE 30,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Machinery and equipment...................................  $   4,023  $   3,014
Furniture and fixtures....................................        171        164
Leasehold improvements....................................      2,999      2,987
                                                            ---------  ---------
                                                                7,193      6,165
Less accumulated depreciation and amortization............     (3,011)    (1,851)
                                                            ---------  ---------
                                                            $   4,182  $   4,314
                                                            ---------  ---------
                                                            ---------  ---------

    Included in property and equipment is approximately $2,770,000 and $2,063,000 of equipment recorded under capital lease agreements at June 30, 1997 and 1996, respectively. Accumulated amortization related to this equipment was approximately $1,083,000, and $367,000 as of June 30, 1997 and 1996,
respectively. During the years ended June 30, 1997 and 1996, the Company disposed of and retired fully depreciated property and equipment having a historical cost of $135,000 and $247,000, respectively.

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                                    JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Promotional and educational marketing expenses..............  $      19  $     422
Payroll-related.............................................        525        363
Contract manufacturing......................................        400     --
Other.......................................................      1,539      1,025
                                                              ---------  ---------
                                                              $   2,483  $   1,810
                                                              ---------  ---------
                                                              ---------  ---------

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(6) LEASE COMMITMENTS

    The Company leases certain equipment and its facilities under leases classified as capital and operating leases, respectively. These leases expire at various dates through 2002. Future minimum lease payments relating to these non-cancelable leases are as follows:

                                                                            CAPITAL    OPERATING
YEAR ENDED JUNE 30:                                                         LEASES      LEASES
-------------------------------------------------------------------------  ---------  -----------
                                                                               (IN THOUSANDS)
    1998.................................................................  $     767   $     581
    1999.................................................................        767         341
    2000.................................................................        768         341
    2001.................................................................        245         315
    2002.................................................................     --              13
                                                                           ---------  -----------
Total minimum lease payments.............................................      2,547   $   1,595
                                                                                      -----------
                                                                                      -----------
Less amount representing interest........................................       (407)
                                                                           ---------
Present value of minimum lease payments..................................      2,140
Less current portion of capital lease obligations........................       (566)
                                                                           ---------
Long-term portion of capital lease obligations...........................  $   1,574
                                                                           ---------
                                                                           ---------

    Interest expense related to capital leases was $210,000, $106,000 and $30,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Rent expense for the years ended June 30, 1997, 1996, and 1995 was approximately $317,000, $322,000 and $169,000, respectively.

(7) SHAREHOLDERS' EQUITY

(a) COMMON STOCK SUBJECT TO REPURCHASE

    Since inception, 289,165 shares of common stock have been issued to certain individuals under stock purchase agreements that permit the Company to repurchase, at the original issuance price, a portion of such shares in the event an individual shareholder ceases to be associated with the Company. The shares subject to repurchase generally expire on a pro-rata basis over a four-year period. As of June 30, 1997 and 1996, there were approximately 15,626 and 51,563 shares, respectively, subject to repurchase.

(b) SHAREHOLDER RIGHTS PLAN

    Under the Company's Shareholder Rights Plan, adopted in August 1996, one preferred share purchase right (a "Right") is attached to each share of common stock of the Company. Each Right will entitle shareholders to purchase 1/1000 of a share of Series A participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of the Company's common stock, at an exercise price of $50. The Rights only become exercisable in certain limited circumstances involving acquisitions of 20% or tender offers for 30% or more of the Company's common stock. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at a price of $.01 per Right. After becoming exercisable, in certain more limited circumstances, each Right entitles its holder to

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(7) SHAREHOLDERS' EQUITY (CONTINUED)
purchase for $50 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value equal to $100. The Rights expire in August, 2006.

(c) NOTES RECEIVABLE FROM SHAREHOLDERS

    At June 30, 1997, the Company had one note receivable from a shareholder totaling $40,000 for a purchase of common stock at an interest rate of 7.60%. At June 30, 1996, the Company had two notes receivable outstanding from shareholders totaling $90,000 for purchases of common stock at an interest rate of 7.60%. At June 30, 1995, the Company had five notes receivable outstanding from shareholders totaling $169,000 for purchases of common stock at interest rates ranging from 5.47% to 7.60%. Full payment of principal and accrued interest on the notes is due four years from the date of purchase of the common stock.

(8) STOCK OPTION AND PURCHASE PLANS

(a) 1990 INCENTIVE STOCK PLAN

    The Company has reserved 700,000 shares for issuance under its 1990 Incentive Stock Plan which provided for stock options to be granted to employees (including consultants, officers, and directors). Upon the adoption of the Company's 1995 Stock Option Plan, the Company's Board of Directors determined to make no future grants under the 1990 Incentive Stock Plan. Options available for grant and options outstanding as of June 30, 1997 under the 1990 Incentive Stock Plan were 81,131 and 161,372, respectively.

    The Company has recorded deferred compensation of $575,000 related to certain of the Company's common stock options granted for the year ended June 30, 1995 under the 1990 Incentive Stock Plan. This amount is being amortized over the relevant period of benefit. For the years ended June 30, 1997, 1996 and 1995, $38,000, $108,000 and $388,000, respectively, was amortized.

(b) 1995 STOCK OPTION PLAN

    The Company's 1995 Stock Option Plan (the "1995 Option Plan") was adopted by the Board of Directors in April 1995 and was approved by the Company's shareholders in June 1995. An aggregate of 1,000,000 shares of the Company's common stock were initially reserved for issuance under the 1995 Option Plan. An additional 500,000 shares were reserved for issuance in December 1996. The 1995 Option Plan provides for the granting to employees of incentive stock options and for the granting to consultants of nonstatutory stock options. The exercise price of all incentive stock options granted under the 1995 Option Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant (at least 85% of the fair market value for nonstatutory stock options). The exercise price of any incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of the Company's outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Options generally become exercisable over 4 years and have a ten year term. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the maximum term of the option must not exceed five years. If not terminated earlier, the 1995 Stock Option Plan will terminate in 2005.

    Options available for grant and options outstanding as of June 30, 1997 under the 1995 Option Plan were 502,073 and 993,709, respectively.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(8) STOCK OPTION AND PURCHASE PLANS (CONTINUED)

(c) 1995 DIRECTOR STOCK OPTION PLAN

    The 1995 Director Stock Option Plan (the Directors' Plan) was adopted by the Board of Directors in April 1995 and was approved by the Company's shareholders in June 1995. A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors' Plan provides that each person who was a nonemployee director of the Company on the date of the Company's IPO and each person who first becomes a nonemployee director of the Company after the date of the Company's IPO shall be granted a nonstatutory stock option to purchase 10,000 shares of common stock (the First Option) on the effective date of the Company's IPO or on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the Company's shareholders at which such director is elected, each such nonemployee director shall be granted an additional option to purchase 5,000 shares of common stock (a Subsequent Option) if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. The Directors' Plan provides that the First Option shall become exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years.

    Options available for grant and options outstanding as of June 30, 1997 under the Directors' Plan were 95,000 and 105,000, respectively.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(8) STOCK OPTION AND PURCHASE PLANS (CONTINUED)
(d) SUMMARY STOCK OPTION INFORMATION

    The following table summarizes option activity under the stock option plans:

                                                            OPTIONS         TOTAL        RANGE OF       WEIGHTED
                                                         AVAILABLE FOR     OPTIONS       EXERCISE     AVERAGE PRICE
                                                             GRANT       OUTSTANDING      PRICES        PER SHARE
                                                         -------------   -----------   -------------  -------------
Balances as of June 30, 1994...........................        262,489      164,682     $0.03-$1.20      $ 0.44
  Options authorized...................................        200,000       --             --           --
  Options granted......................................       (342,707)     342,707     1.20-10.00         3.73
  Options exercised....................................       --           (111,253)     0.24-1.20         1.08
  Options canceled.....................................         24,477      (24,477)     0.24-9.00         1.88
                                                         -------------   -----------
Balances as of June 30, 1995...........................        144,259      371,659     0.03-10.00         3.18
  Options authorized...................................      1,000,000       --             --           --
  Options granted......................................       (937,733)     937,733     0.46-20.88        14.29
  Options exercised....................................       --            (79,813)    0.03-14.50         1.07
  Options canceled.....................................        349,529     (349,529)    0.48-20.88        15.34
                                                         -------------   -----------
Balances as of June 30, 1996...........................        556,055      880,050     0.24-19.81        10.38
  Options authorized...................................        500,000       --             --           --
  Options granted......................................     (1,115,165)   1,115,165      4.50-5.88         5.00
  Options exercised....................................       --            (14,314)     0.46-6.00         1.86
  Options canceled.....................................        720,820     (720,820)    0.46-15.50        11.93
  Shares repurchased...................................         16,494       --             --           --
                                                         -------------   -----------
Balances as of June 30, 1997...........................        678,204    1,260,081    $0.24-$19.81        4.83
                                                         -------------   -----------
                                                         -------------   -----------

    The following table summarizes information about options outstanding as of June 30, 1997:

                                                  OUTSTANDING                       EXERCISABLE
                                   -----------------------------------------  ------------------------
                                                                  WEIGHTED                  WEIGHTED
                                              WEIGHTED AVERAGE     AVERAGE                   AVERAGE
RANGE OF                           NUMBER OF  CONTRACTUAL LIFE    EXERCISE     NUMBER OF    EXERCISE
EXERCISE PRICES                     SHARES       (IN YEARS)         PRICE       SHARES        PRICE
---------------------------------  ---------  -----------------  -----------  -----------  -----------
$0.24-$2.29......................    154,221            5.8       $    0.83      124,948    $    0.76
$4.50-$6.00......................  1,018,363            8.7       $    4.99      171,987    $    5.10
$9.00-$19.81.....................     87,497            8.0       $   10.05       29,418    $   10.33
                                   ---------                                  -----------
  Total..........................  1,260,081            8.3       $    4.83      326,353    $    3.91
                                   ---------                                  -----------
                                   ---------                                  -----------

    At June 30, 1997, 1996 and 1995 options for 326,353, 139,389 and 119,169 shares, respectively, were exercisable under the stock options plans.

    In 1995, 19,343 options were issued at prices ranging from $0.46-$2.29 per share due to the conversion of options held by Osteo Science option in connection with the Osteo Sciences acquisition. On January 31, 1996, the Company's Board of Directors approved an option exchange, subject to election by the option holders, whereby options to purchase 272,400 shares of the Company's common stock at prices ranging from $17.00 to $20.88 per share were canceled and reissued at $15.25 per share which was the fair market

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(8) STOCK OPTION AND PURCHASE PLANS (CONTINUED) value of the Company's common stock on that date. The new options generally vest over four years beginning January 31, 1996. On August 21, 1996, the Company's Board of Directors approved an option exchange, subject to election by the option holders, whereby options to purchase 550,485 shares of the Company's common stock at prices ranging from $6.50 to $15.50 per share were canceled and reissued at $5.00 per share which was the fair market value of the Company's common stock on that date. The new options generally vest over four years beginning August 21, 1996.

(e) PRO FORMA INFORMATION

    If the Company had elected to recognize compensation cost based on the fair value of stock options granted, as prescribed under SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                        1997        1996
                                                                     ----------  ----------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Net Loss--as reported..............................................  $  (13,127) $  (21,399)
Net loss--pro forma................................................  $  (14,471) $  (22,152)
Net loss per share--as reported....................................  $    (1.04) $    (2.04)
Net loss per share--pro forma......................................  $    (1.15) $    (2.11)

    The fair value of each option grant, for purposes of calculating the pro forma net loss above was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected stock price volatility.................................     .67
Risk-free interest rate range...................................   5.5-6.5%
Expected life of options........................................  1-4 years
Dividend yield..................................................      0%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1997 and 1996 computed using the Black-Scholes method was $2.13 and $5.75 per share, respectively.

    Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 1999.

(f) 1995 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1995 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in April 1995 and was approved by the shareholders in June 1995. A total of 200,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan has two six-month offering periods each year. The Purchase Plan is administered by the Board of Directors.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(8) STOCK OPTION AND PURCHASE PLANS (CONTINUED)
Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board, are eligible to participate if they are customarily employed by the Company or any such subsidiary for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 5% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Common stock purchased under the Purchase Plan must be held for a period of six months before it may be sold. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

    Purchases of shares made under the Purchase Plan were 32,030 and 19,114 for the years ended June 30, 1997 and 1996, respectively.

(9) DEVELOPMENT AND LICENSE AGREEMENTS

    The Company has a significant number of development and license agreements, most of which relate to the use of the Company's technology on the automated diagnostic testing systems of the partner. Revenues earned from milestone and licensing fees under development and license agreements were $100,000, $1,670,000 and $414,000 for the years ended June 30, 1997, 1996 and 1995, respectively. No royalty payments have been received by the Company. Other partner revenues were earned for sales of reagents to customers.

    Significant development and license agreements include the following:

    SUMITOMO PHARMACEUTICALS CO., LTD.

    In March 1993, the Company entered into a research and development agreement with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo). Under the terms of the agreement, the Company will update existing, and develop new, diagnostic assay kits for the detection and management of bone and other connective tissue diseases. The marketing and distribution rights resulting from this agreement will be held by Sumitomo in Japan. Under certain circumstances, Sumitomo will also have the right to acquire marketing and distribution rights in certain Asian markets. Under the agreement, the Company will also manufacture and supply the products at formula prices which are subject to periodic renegotiation. The term of the agreement is for an initial ten-year period with options to extend the term upon mutual consent. Sumitomo has the right to terminate the agreement upon six months written notice. Payments for certain ongoing costs of research and development incurred by the Company are payable to the Company under the agreement upon the achievement of certain milestones and regulatory approvals.

    In June 1994 and February 1995, the Company entered into two additional agreements with Sumitomo, granting Sumitomo certain additional marketing and distribution rights. These agreements call for Sumitomo to pay the Company certain amounts upon the achievement of certain milestones and regulatory approvals.

    THE ROWETT RESEARCH INSTITUTE

    In May 1990, the Company licensed certain technology from The Rowett Research Institute (Rowett) in exchange for 25,000 shares of common stock, an obligation to pay royalties on a percentage of net sales

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(9) DEVELOPMENT AND LICENSE AGREEMENTS (CONTINUED) for a period of approximately 10 years and an obligation to issue additional common stock upon attainment of certain milestones. In February 1994, the first milestone was attained in the United Kingdom. Accordingly, in September 1994, the Company issued 16,666 shares of common stock to Rowett valued at $3.00 per share. In May, 1995, the other milestone was attained and the Company issued the second 16,666 shares of common stock to Rowett valued at $9.00 per share.

(10) OTHER AGREEMENTS

    In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). The Company will pay Berlex approximately $3 million in December 1997 for promotional activities performed by Berlex over the first year of the promotional agreement, starting on July 1, 1997. The $3 million will be recognized as expense ratably over the initial one year term. In connection with this agreement, the Company issued Berlex warrants to acquire 413,233 shares of common stock at an exercise price of $4.84 per share. The warrant has a four year term. The fair value of the warrants issued to Berlex, as measured using the Black-Scholes pricing method, of $506,000 will also be amortized over the initial one year service period. In addition, the Company will pay Berlex additional commissions based upon increased sales of the Company's products to the extent such sales are above previously established levels. After the first promotional year, the future continuance of the promotional agreement and the associated financial cost to Metra is, in part, dependent upon the achievement of certain milestones and the mutual consent of both parties.

(11) INCOME TAXES

    Due to the operating losses incurred since inception, income tax expense for all periods has consisted only of minimum state taxes.

    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% of pretax losses as a result of the following:

                                                               JUNE 30,
                                                    -------------------------------
                                                      1997       1996       1995
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Computed "expected" tax benefit...................  $  (4,193) $  (7,276) $  (2,313)
Losses and credits for which no benefit has been
  recognized......................................      4,145      3,139      1,988
Purchased research and development................     --          3,839     --
Change in the beginning of the year valuation
  allowance, including use of net operating loss
  carryforwards and foreign losses................         23        280        315
Other.............................................         25         18         10
                                                    ---------  ---------  ---------
                                                    $  --      $  --      $  --
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(11) INCOME TAXES (CONTINUED)

    The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities is presented below:

                                                          YEAR ENDED JUNE 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Employee benefit reserves, including accrued
    vacation............................................  $     152  $      64
  Other operating reserves..............................        314        173
  Amortization of deferred compensation.................     --            199
  Inventory capitalization..............................        146        162
  Start-up and other capitalization.....................         52        140
  Patent and licensed technology amortization...........        203        113
  Capitalized research and development..................        285     --
  Book depreciation in excess of tax....................        269     --
  Charitable contribution...............................         27         19
  Net operating loss carryforwards......................     13,771     10,090
  Research and development credits......................        844        631
                                                          ---------  ---------
    Total gross deferred tax assets.....................     16,063     11,591
  Less valuation allowance..............................    (16,042)   (11,569)
                                                          ---------  ---------
    Net deferred tax assets.............................         21         22
Deferred tax liabilities:
  Tax depreciation in excess of books...................     --            (22)
  Other.................................................        (21)    --
                                                          ---------  ---------
    Deferred tax assets (liabilities)...................  $  --      $  --
                                                          ---------  ---------
                                                          ---------  ---------

    Management believes significant uncertainty exists regarding the ability to realize the Company's deferred tax assets and accordingly, a valuation allowance has been established. The valuation allowance for deferred tax assets as of July 1, 1995 was $7,214,000. The net change in the valuation allowance for the years ended June 30, 1997, 1996 and 1995 was an increase of $4,473,000, $4,355,000 and
$2,531,000 respectively. If realized, approximately $231,000 of deferred tax assets will be credited to paid-in-capital.

    As of June 30, 1997 and 1996, the Company had federal tax net operating loss carryforwards of approximately $38,174,000, and $27,193,000, respectively, which expire in 2004 through 2011. The Company also had foreign loss carryforwards of $1,070,000 and $806,000 at June 30, 1997 and 1996, respectively, which extend indefinitely.

    The Company also has federal research and development credit carryforwards of approximately $572,000 and $436,000 at June 30, 1997 and 1996, respectively, which will expire in 2004 through 2011.

    State tax net operating loss carryforwards were approximately $13,572,000 and $13,206,000 and research and development credit carryforwards were $370,000 and $295,000 at June 30, 1997 and 1996, respectively. The state losses expire in 1997 through 2001 and the credits expire in 2004 through 2011.

                             METRA BIOSYSTEMS, INC.

                                 JUNE 30, 1997

(11) INCOME TAXES (CONTINUED)
    The Company's ability to utilize federal and state net operating loss carryforwards and research credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and credits before utilization.

(12) EMPLOYEE BENEFITS

    The Company has a deferred savings 401(k) plan for its domestic employees. The Company may make matching contributions to the plan at its discretion. To date, no contributions have been made by the Company to the plan.

(13) INDUSTRY AND GEOGRAPHIC INFORMATION

    The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a significant portion of the Company's product sales which are summarized by geographic area as follows:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                        1997       1996       1995
                                                      ---------  ---------  ---------
                                                              (IN THOUSANDS)
United States.......................................  $   1,480  $     987  $     569
Export sales:
  Europe............................................      3,581      2,279      1,231
  Pacific Rim.......................................        993        917        624
  Other international...............................        351        230        128
                                                      ---------  ---------  ---------
    Total export sales..............................      4,925      3,426      1,983
                                                      ---------  ---------  ---------
    Total product sales.............................  $   6,405  $   4,413  $   2,552
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

(14) ACQUISITION OF OSTEO SCIENCES CORPORATION

    On January 31, 1996, the Company purchased Osteo Sciences Corporation ("Osteo") in a tax free exchange which resulted in shareholders of Osteo exchanging all of their shares of preferred and common stock for shares of the Company's common stock. The Company issued 541,072 shares of common stock to Osteo shareholders valued at approximately $9,672,000 and assumed options to purchase 19,343 shares of the Company's common stock valued at approximately $345,000. The transaction was recorded using the purchase method of accounting and resulted in the Company incurring a one-time charge of $11,291,000 for acquired in-process research and development. The operations of Osteo were included in the Company's results of operations beginning February 1, 1996. The value of the research and development acquired from Osteo Sciences was determined based upon an analysis of the present value of expected future cash flows related to the technology. At the date of acquisition, technical feasibility of the acquired technology had not yet been established and the technology had no foreseeable future alternative uses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective May 2, 1997, the Board of Directors of the Company engaged the accounting firm of Ernst & Young LLP as independent public accountants for the Company. The Company's former independent public accountants, KPMG Peat Marwick LLP, were dismissed effective May 2, 1997. The Company's audit committee recommended, and the Company's Board of Directors approved, these actions.

    During the two most recent fiscal years and subsequent interim periods prior to May 2, 1997, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events, which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its reports.

    The reports of KPMG Peat Marwick LLP on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    The Company did not consult with Ernst & Young LLP during the two years prior to their appointment as independent accountants of the Company regarding either (i) the application of accounting principles to a specified transaction or transactions, either completed or proposed, or (ii) the type of audit opinion Ernst & Young LLP might render on the Company's financial statements.

    The Company requested that KPMG Peat Marwick LLP furnish a letter addressed to the SEC stating whether they agree with the above statements. A copy of the KPMG Peat Marwick LLP letter to the SEC, dated May 8, 1997 was filed as an exhibit to the Form 8-K filed by the Company on May 9, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Registrant's directors will be set forth under the caption "Election of Directors--Nominees" in Registrant's proxy statement for use in connection with the 1997 Annual Meeting of Shareholders ("1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

    Information regarding Registrant's executive and other officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the information required by this item is incorporated by reference into this Form 10-K from the information set forth under the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

   1.      Financial Statements                                                                   PAGE
                                                                                                  -----
           Reports of Independent Auditors...................................................          28
           Consolidated Balance Sheets.......................................................          30
           Consolidated Statements of Operations.............................................          31
           Consolidated Statement of Shareholders' Equity (Deficit)..........................          32
           Consolidated Statements of Cash Flows.............................................          33

       2.  Financial Statement Schedules

SCHEDULE II. VALUATION ACCOUNTS

                                                           BALANCE AT     PROVISION
                                                           BEGINNING       CHARGED         AMOUNTS    BALANCE AT
                                                            OF YEAR     TO OPERATIONS     UTILIZED    END OF YEAR
                                                           ----------  ----------------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended June 30, 1995...............................  $   18,385     $   22,000     $    (7,197)  $  33,188
  Year ended June 30, 1996...............................      33,188         70,500          (3,000)    100,688
  Year ended June 30, 1997...............................     100,688         55,410          (8,754)    147,344

INVENTORY RESERVES:
  Year ended June 30, 1995...............................  $   91,696     $  236,597     $   (64,248)  $ 264,045
  Year ended June 30, 1996...............................     264,045        177,979        (112,105)    329,919
  Year ended June 30, 1997...............................     329,919        166,553        (148,472)    348,000

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    The Company filed a Report on Form 8-K, dated January 23, 1997, reporting the approval of an amendment to the Rights Agreement to increase the ownership threshold required to trigger the Rights Agreement from 15% to 20%.

    The Company filed a Report on Form 8-K, dated May 5, 1997, reporting the change in certifying accountants from KPMG Peat Marwick LLP to Ernst & Young LLP effective May 2, 1997.

(C) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
   3.1*      Articles of Incorporation of Registrant

   3.2*      Form of Amended and Restated Articles of Incorporation of Registrant

   3.3*      Bylaws of Registrant

   4.2*      Rights Agreement among the Registrant and certain security holders of the Registrant, dated as of
               January 11, 1994

   4.99(b)   Amendment No. 1 to Preferred Shares Rights Agreement, dated as of January 17, 1997, between Metra
               Biosystems, Inc. and the First National Bank of Boston

  10.1*      Form of Indemnification Agreement

  10.2*      1990 Incentive Stock Plan

  10.2a*     Forms of agreements under 1990 Incentive Stock Plan

  10.3*      1995 Stock Option Plan

  10.3a*     Form of Option Agreement under 1995 Stock Option Plan

  10.4*      1995 Employee Stock Purchase Plan

  10.4a*     Form of Subscription Agreement under 1995 Employee Stock Purchase Plan

  10.5*      1995 Directors' Stock Option Plan

  10.5a*     Form of Option Agreement under 1995 Directors' Stock Option Plan

  10.6+*     Industrial Real Estate Lease (Single-Tenant Facility) and Lease Addendum, dated November 1, 1993, between the Registrant and State Teachers Retirement System, and First Amendment, dated as of July
               26, 1994, thereto

  10.7+*     License Agreement between the Registrant and The Rowett Research Institute, dated as of April 30,
               1990

  10.8+*     License Agreement between the Registrant and Collagen Corporation, dated as of June 30, 1990

  10.9+*     Distribution and License Agreement between the Registrant and Haematologic Technologies, Inc., dated as of September 1, 1992

  10.10+*    Product Research and Development Agreement between the Registrant and Sumitomo Pharmaceuticals Co.,
               Ltd., dated as of March 29, 1993

  10.11+*    License Agreement between the Registrant and Celtrix Pharmaceuticals, Inc., dated as of July 28, 1993

  10.12+*    License, Supply and Development Agreement between the Registrant and Hybritech Incorporated, dated as of September 15, 1993

  10.13+*    Development and License Agreement between the Registrant and Ciba-Geigy Limited, dated as of June 26,
               1990, as amended by the Agreement between Registrant and Ciba-Geigy Limited, dated as of November
               5, 1993

  10.14+*    License, Supply and Development Agreement between the Registrant and Ciba Corning Diagnostics Corp., dated as of November 5, 1993

  10.15+*    OEM Agreement between the Registrant and Diagnostic Products Corporation, dated December 22, 1993

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
  10.16*(c)  Product Research and Development Agreement between the Registrant and Sumitomo Pharmaceuticals Co.,
               Ltd., dated as of June 29, 1994

  10.17+*    IDS OEM Agreement between the Registrant and Immunodiagnostic Systems Ltd., dated as of January 19,
               1995

  10.18+*    License Agreement between the Registrant and BioQuant, Inc., dated as of February 15, 1995

  10.19+*    Product Research and Development Agreement between the Registrant and Sumitomo Pharmaceuticals Co.,
               Ltd., dated as of February 28, 1995

  10.20*(c)  International Distributor Agreement between the Registrant and Amersham K.K., dated as of April 8,
               1993

  10.21+*    International Distributor Agreement between the Registrant and DPC Biermann GmbH, dated as of January
               1, 1995

  10.22*     Series D Preferred Stock Purchase Agreement, dated as of January 17, 1992, among the Registrant and certain Investors listed on Exhibit A thereto

  10.23*     Series E Preferred Stock Purchase Agreement, dated as of January 11, 1994, among the Registrant and certain Investors listed on Exhibit A thereto

  10.24*     Letter Agreement, dated as of May 24, 1991, between the Registrant and George W. Dunbar, Jr.

  10.25*     Letter Agreement, dated as of February 1, 1992, between the Registrant and Ronald T. Steckel

  10.26*     Promissory Note, dated as of September 11, 1991, executed by George W. Dunbar, Jr. and Lucy H. Dunbar in favor of the Registrant

  10.27*     Promissory Note, dated as of June 24, 1992, executed by Ronald T. Steckel and Laurie A. Steckel in favor of the Registrant

  10.28*     Promissory Note, dated as of July 16, 1992, executed by Ronald T. Steckel in favor of the Registrant

  10.29*     Promissory Note, dated as of July 18, 1993, executed by George W. Dunbar, Jr. in favor of the
               Registrant

  10.30*     Promissory Note, dated as of November 1, 1994, executed by Colette Z. Andrea in favor of the
               Registrant

  10.31*     Promissory Note, dated as of December 30, 1994, executed by George W. Dunbar, Jr. in favor of the
               Registrant

  10.32*     Promissory Note, dated as of December 30, 1994, executed by Colette Z. Andrea in favor of the
               Registrant

  10.33*     Promissory Note, dated as of December 30, 1994, executed by Ronald T. Steckel in favor of the
               Registrant

  10.34+     License and Supply Agreement between the Registrant and Bayer Corporation dated as of July 26, 1995

  10.43(a)   Separation and Mutual Release, dated September 18, 1996, between the Company and Colette Z. Andrea

  10.44+     Co-Promotion Agreement, dated April 25, 1997, between the Company and Berlex Laboratories, Inc.

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
  10.45      Form of Change in Control Agreement

  11.1       Computation of Earnings Per Share

  22.1*      List of Subsidiaries of the Registrant

  23.1       Consent of Ernst & Young LLP, Independent Auditors

  23.2       Consent of KPMG Peat Marwick LLP, Independent Auditors and Report on Schedules

  27.1       Financial Data Schedule

------------------------

 * Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 33-92452) filed on May 18, 1995, or with Amendments No. 1 or Amendment No. 2 thereto, which became effective on June 30, 1995.

 + Confidential treatment granted or requested as to a portion of this Exhibit.

(a) Incorporated by reference to identically numbered exhibit filed with the Company's Form 10-Q/A filed on February 10, 1997.

(b) Incorporated by reference to identically numbered exhibit filed with the Company's Form 8-A/A filed on January 24, 1997.

(c) Incorporated by reference to identically numbered exhibit refiled with the Company's Form 10-Q filed on May 14, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METRA BIOSYSTEMS, INC.

                                By:          /s/ GEORGE W. DUNBAR, JR.
                                     -----------------------------------------
Date: September 24, 1997               PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George W. Dunbar and Kurt E. Amundson and each of them, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President and Chief
  /s/ GEORGE W. DUNBAR, JR.       Executive Officer
------------------------------    (Principal Executive       September 24, 1997
    George W. Dunbar, Jr.         Officer)

                                Vice President and Chief
     /s/ KURT E. AMUNDSON         Financial Officer
------------------------------    (Principal Financial and   September 24, 1997
       Kurt E. Amundson           Accounting Officer)

  /s/ CLAUDE D. ARNAUD, M.D.
------------------------------  Director                     September 24, 1997
    Claude D. Arnaud, M.D.

  /s/ MARY LAKE POLAN, M.D.,
            PH.D.
------------------------------  Director                     September 24, 1997
 Mary Lake Polan, M.D., Ph.D.

   /s/ LEONARD D. SCHAEFFER
------------------------------  Director                     September 24, 1997
     Leonard D. Schaeffer

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

 /s/ COSTA G. SEVASTOPOULOS,
            PH.D.
------------------------------  Director                     September 24, 1997
Costa G. Sevastopoulos, Ph.D.

     /s/ CRAIG C. TAYLOR
------------------------------  Director                     September 24, 1997
       Craig C. Taylor

       /s/ SAMUEL URCIS
------------------------------  Director                     September 24, 1997
         Samuel Urcis