Form 10-Q
period 1997-09-30
METRA BIOSYSTEMS INC
filed 1997-11-12
CIK 888999

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



                                METRA BIOSYSTEMS, INC.
                                ----------------------
                (Exact Name of Registrant as specified in its charter)


                                        0-26234
                                ----------------------
                                Commission File Number


          CALIFORNIA                                   33-0408436
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                 265 NORTH WHISMAN ROAD, MOUNTAIN VIEW, CA 94043-3911
                -----------------------------------------------------
                (Address of Registrant's principal executive offices)

                                     (650) 903-9100
                -----------------------------------------------------
                 (Registrant's telephone number including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes  [   ] No.

    The number of shares of the Registrant's common stock outstanding as of October 31, 1997 was 12,634,145.

                       METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                        INDEX
                                        -----


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1997 AND JUNE 30, 1997                            3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION, RESULTS OF OPERATIONS
         AND FACTORS THAT MAY AFFECT FUTURE RESULTS                      8-10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               11

ITEM 2.  CHANGES IN SECURITIES                                           11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS                                                         11

ITEM 5.  OTHER INFORMATION                                               11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                11

         SIGNATURE                                                       11

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                                METRA BIOSYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                SEPTEMBER 30,    JUNE 30,
                                                    1997           1997
                                                -------------    --------
                                                 (Unaudited)        (1)
Current assets:
  Cash and cash equivalents                         $16,253        $11,709
  Short-term investments                             12,136         18,876
  Accounts receivable, net                            1,383          1,576
  Interest receivable                                   436            503
  Inventories                                         1,665          1,446
  Prepaid expenses and other current assets             621            736
                                                    -------        -------
     Total current assets                            32,494         34,846

Property and equipment, net                           3,873          4,182
Long-term investments                                 7,759          8,555
Other assets                                            395            185
                                                    -------        -------
                                                    $44,521        $47,768
                                                    -------        -------
                                                    -------        -------

                        LIABILITIES, AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  595       $  1,068
  Accrued expenses                                    2,616          2,483
  Current portion of capital lease obligations          582            566
                                                    -------        -------
     Total current liabilities                        3,793          4,117
  Long-term portion of capital lease obligations      1,422          1,574

Shareholders Equity:
  Preferred stock                                         -              -
  Common stock                                           13             13
  Additional paid-in capital                         95,221         95,219
  Notes receivable from shareholders                    (40)           (40)
  Deferred compensation                                 (55)           (70)
  Unrealized gain (loss) on investments                 191            (13)
  Cumulative translation adjustment                     (21)           (16)
  Accumulated deficit                               (56,003)       (53,016)
                                                    -------        -------
     Total shareholders' equity                      39,306         42,077
                                                    -------        -------
                                                    $44,521        $47,768
                                                    -------        -------
                                                    -------        -------

(1) Derived from audited consolidated financial statements at June 30, 1997

    See accompanying notes to condensed consolidated financial statements.

                                 METRA BIOSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                    1997           1996
                                             ---------------   --------------
Revenues:
  Product sales                                   $ 1,521          $ 1,167
  Partner revenues                                     46               76
                                               ----------       ----------
    Total revenues                                  1,567            1,243

Operating expenses:
  Cost of product sales                               557              972
  Research and development                          1,253            1,677
  Sales and marketing                               2,596            2,842
  General and administrative                          625            1,166
                                               ----------       ----------
    Total operating expenses                        5,031            6,657
                                               ----------       ----------
    Loss from operations                           (3,464)          (5,414)

Interest income, net                                  477              625
                                               ----------       ----------
    Net loss                                      $(2,987)         $(4,789)
                                               ----------       ----------
                                               ----------       ----------

Net loss per share                                $ (0.24)         $ (0.38)
                                               ----------       ----------
                                               ----------       ----------

Weighted average shares used to compute
  net loss per share                           12,633,059       12,599,700
                                               ----------       ----------
                                               ----------       ----------

   See accompanying notes to condensed consolidated financial statements.

                                  METRA BIOSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                             1997             1996
                                                       ---------------   --------------
Cash flows from operating activities:
    Net cash used in operating activities                 $ (3,009)          $(4,478)

Cash flows from investing activities:
  Purchases of investment securities                        (3,189)           (2,021)
  Maturities and sales of investment securities             10,929             6,485
  Purchases of property and equipment                          (57)             (627)
  Proceeds from sale of property and equipment                   5                 -
                                                          ---------         ---------
    Net cash provided by investing activities                7,688             3,837

Cash flows from financing activities:
  Repayment of capital lease obligations                      (137)              (97)
  Proceeds from sales of common stock                            2                 1
                                                          ---------         ---------
    Net cash used in financing activities                     (135)              (96)

Net increase (decrease) in cash and cash equivalents         4,544              (737)
Cash and cash equivalents at beginning of period            11,709            19,217
                                                          ---------         ---------
Cash and cash equivalents at end of period                 $16,253           $18,480
                                                          ---------         ---------
                                                          ---------         ---------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest               $   137           $    76


      See accompanying notes to condensed consolidated financial statements.

                                METRA BIOSYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)

1.  INTERIM FINANCIAL INFORMATION

(a) THE COMPANY

    Metra Biosystems, Inc. ("Metra" or the "Company"), a California corporation, is engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone and joint diseases and disorders. The Company primarily markets its products for clinical and research use in the United States, Europe and Pacific Rim countries.

(b) BASIS OF PRESENTATION

    The accompanying interim consolidated condensed financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended June 30, 1997. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.  INVENTORIES

    Inventories consist of the following (net of reserves):

                                             September 30,      June 30,
                                                 1997             1997
                                             -------------      --------
                                            (in thousands)
         Raw materials                          $  285           $  224
         Work in process                           143               95
         Finished goods                          1,237            1,127
                                                ------           ------
                                                $1,665           $1,446
                                                ------           ------
                                                ------           ------

3.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 ("SFAS 128"), Earnings Per Share, which the Company is required to adopt in the second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share. Since the Company has reported losses since inception, SFAS 128 will not result in a change in the reported earnings per share.

4.  OTHER AGREEMENTS

    In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). The Company will pay Berlex approximately $3 million in December 1997 for promotional activities performed by Berlex over the first year of the promotional agreement, starting on July 1, 1997. The $3 million will be recognized as an expense ratably over the initial one year term. During the quarter ended September 30, 1997, $750,000 was accrued and recognized as expense. In connection with this agreement, the Company issued Berlex warrants to acquire 413,233 shares of common stock at an exercise price of $4.84 per share. The warrant has a four year term. The fair value of the warrants issued to Berlex of $506,000 will also be amortized over the initial one year service period. During the quarter ended September 30, 1997, $127,000 was amortized in conjunction with the warrants. In addition, the Company will pay Berlex additional commissions based upon increased sales of the Company's products to the extent such sales are above previously established levels. After the first promotional year, the future continuance of the promotional agreement is, in part, dependent upon the achievement of certain milestones and the mutual consent of both parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

Product sales for the three months ended September 30, 1997 increased 30% to $1,521,000 as compared to product sales of $1,167,000 in the comparable period of the prior fiscal year. The growth in product sales can be attributed to increased domestic and European product sales which grew by 55% and 51%, respectively, over the prior fiscal year. The product sales increase was primarily related to increased market awareness and acceptance of the Company's products in the US, in part resulting from marketing efforts aimed at educating physicians regarding the clinical utility of bone resorption tests.

Partner revenues for the three months ended September 30, 1997 were $46,000 as compared to $76,000 in the corresponding period of the prior fiscal year, a decrease of 40%. This decrease is primarily related to reduced reagent sales to a corporate partner who completed research and development work on its automated Pyrilinks-D immunoassay in the second quarter of calendar year 1997, and, to a lesser extent, the timing of reagent sales to other corporate partners, offset by the collection of royalties from partners.

PRODUCT COSTS AND EXPENSES

Product costs were $557,000 for the first quarter of fiscal 1998, as compared to $972,000 in the corresponding period of fiscal 1997. The product margin for the first quarter of fiscal 1998 was 63% compared to 17% in the first quarter of fiscal 1997. This decrease in product costs and increase in product margins is related to higher average selling prices from the direct sales operations in Italy and the United Kingdom, process improvements in the manufacturing process, economies of scale associated with the increase in sales volume, as well as cost reduction programs implemented in the second quarter of fiscal 1997. The Company believes that the product margin will fluctuate from quarter to quarter and will be dependant upon future sales volume and product mix as well as the Company's ability to continue to achieve efficiencies and improvements in the manufacturing process.

Research and development expenses for the three months ended September 30, 1997 were $1,253,000, as compared to $1,677,000 in the corresponding period of the prior fiscal year, representing a 25% decrease in research and development expenditures. This decrease is due in part to reduced personnel costs, and costs associated with the acquisition of technology which were incurred in the first quarter of the last fiscal year but not in the current quarter. The Company believes that research and development expenses will increase through at least the second quarter of fiscal 1998 in order to support ongoing clinical trials and product development of the Company's portable ultrasound product.

Sales and marketing expenses were $2,595,000 in the first quarter of fiscal 1998, as compared to $2,842,000 in the first quarter of fiscal 1997, a decrease of 9%. This decrease is primarily related to reduced spending in the promotional, advertising and public relations areas which was partially offset by increased expenses related to the Co-Promotion Agreement entered into between the

Company and Berlex Laboratories, Inc. ("Berlex") and other specific marketing programs aimed at increasing physician awareness of the Company's products. The Company believes that sales and marketing expenses will increase in subsequent periods primarily due to increased costs relating to sales efforts in domestic and international markets. In addition, there may be potential commissions payable to Berlex that are contingent upon increased sales of the Company's products to the extent that such sales are above previously established levels.

General and administrative expenses were $625,000 for the three months ended September 30, 1997, as compared to $1,166,000 for the corresponding period in the prior fiscal year. This represents a 46% decrease in general and administrative costs on a year-to-year basis. The Company has undertaken efforts to implement cost reductions in all general and administrative areas and these reductions on a comparative basis were primarily related to reduced personnel costs, legal and consulting fees, and insurance costs. The Company believes that general and administrative expenses should remain relatively stable in subsequent periods.

NET INTEREST INCOME

Net interest income for the first quarter of fiscal 1998 was $477,000, as compared to $625,000 in the first quarter of fiscal 1997. The reduction in net interest income is primarily the result of reduced cash resources available for investment as well as increased interest expenditures related to additional capital financing incurred at the end of the second quarter in fiscal 1997.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents, and investment securities of $36.1 million at September 30, 1997. The Company's use of cash in operating activities was $3.0 million in the first quarter of fiscal 1998 compared to cash usage of $4.5 million in the first quarter of fiscal 1997. This reduction in cash usage is primarily related to reduced operating expenses and the corresponding $1.8 million decrease in net loss in fiscal 1998 as compared to fiscal 1997. Net cash proceeds from investing activities was $7.7 million for the quarter ended September 30, 1997 which was primarily related to the maturity of longer term investment securities which were reinvested as cash and cash equivalents. Net cash used in financing activities in the first quarter of fiscal 1998 was $135,000 which is substantially related to the interest costs of the Company's capital leases.

Net capital expenditures for the first three months of fiscal 1998 were $52,000, compared to $627,000 for the corresponding period of fiscal 1997. This decrease is related to equipment purchases made in fiscal 1997 in support of the scale-up of the manufacturing plant in Mountain View, CA. The majority of these expenditures have now been incurred. The Company believes that there is sufficient capacity for at least the remainder of the fiscal year.

In April 1997 the Company entered into a Co-Promotion Agreement with Berlex under which the Company is obligated to pay Berlex a fee of $3,000,000 on December 31, 1997 in consideration of promotional services rendered by Berlex with respect to the Company's Pyrilinks-D product. In addition, commitment fees in fiscal year 1999 and fiscal year 2000 will be paid if specified minimum sales targets are achieved. The Company will use a portion of its existing cash resources to make such fee payments when and if they come due.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company commenced its marketing efforts in the United States upon receiving 510(k) clearance for its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's Co-Promotion Agreement with Berlex, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products, continued sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's corporate partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THE STATEMENTS CONTAINED IN THE REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE PRODUCT DEVELOPMENT AND COMMERCIALIZATION, PRODUCT SALES AND OTHER REVENUES, MARKET OPPORTUNITIES AND ACCEPTANCE, BELIEFS, EXPECTATIONS, GOALS, FINANCIAL PERFORMANCE, AND FUTURE STRATEGIES, ALL OF WHICH ARE DEPENDENT ON CERTAIN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE OR ANY OTHER FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE THE UNCERTAINTY OF REALIZING INCREASED MARKET AWARENESS AND ACCEPTANCE FOR THE COMPANY'S PRODUCTS, THE SUCCESS OF THE COMPANY'S COLLABORATIVE RELATIONSHIPS, THE UNCERTAINTY OF OBTAINING ADEQUATE LEVELS OF THIRD-PARTY REIMBURSEMENT FOR CLINICAL USE OF THE COMPANY'S PRODUCTS, AND THE UNCERTAINTY AND VARIABILITY OF CONTINUING SALES GROWTH OF THE COMPANY'S PRODUCTS. FOR A MORE DETAILED DISCUSSION OF THESE RISKS, SEE THE RISK FACTORS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    None.

ITEM 2. - CHANGES IN SECURITIES

    None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5. - OTHER INFORMATION

    None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    None.


SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/S/ Kurt E. Amundson                                  November 12, 1997
-------------------------------------------         ---------------------
Kurt E. Amundson

Vice President and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)