Form 10-Q
period 1997-12-31
METRA BIOSYSTEMS INC
filed 1998-02-17
CIK 888999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



                             METRA BIOSYSTEMS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)


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

                                (650) 903-9100
             ---------------------------------------------------
             (Registrant's telephone number including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. [ X ]   Yes  [   ]   No.

     The number of shares of the Registrant's common stock outstanding as of January 30, 1998 was 12,661,922.

                    METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                   INDEX

                                                                    PAGE NO.
                                                                    --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AT
          DECEMBER 31, 1997 AND JUNE 30, 1997                          3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
          1997 AND 1996                                                4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996          5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7-9

PART II.  OTHER INFORMATION                                            10

ITEM 1.   LEGAL PROCEEDINGS                                            10

ITEM 2.   CHANGES IN SECURITIES                                        10

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS        10

ITEM 5.   OTHER INFORMATION                                            10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             10

          SIGNATURE                                                    11

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                   METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                  ASSETS

                                                       DECEMBER 31     JUNE 30
                                                          1997          1997
                                                          ----          ----
                                                       (unaudited)       (1)
Current assets:
   Cash and cash equivalents                            $  14,121    $  11,709
   Short-term investments                                   7,788       18,876
   Accounts receivable, net                                 1,522        1,576
   Interest receivable                                        342          503
   Inventories                                              1,632        1,446
   Prepaid expenses and other current assets                2,093          736
                                                        ---------    ---------

             Total current assets                          27,498       34,846

Property and equipment, net                                 3,707        4,182
Long-term investments                                       9,438        8,555
Other assets                                                  357          185
                                                        ---------    ---------

                                                        $  41,000    $  47,768
                                                        ---------    ---------
                                                        ---------    ---------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $     844    $   1,068
   Accrued expenses                                         2,163        2,483
   Current portion of capital lease obligations               598          566
                                                        ---------    ---------
          Total current liabilities                         3,605        4,117

Long-term portion of capital lease obligations              1,267        1,574

Shareholders' equity:
   Preferred stock                                             --           --
   Common stock and additional paid-in capital             95,258       95,192
   Accumulated deficit and other equity                   (59,130)     (53,115)
                                                        ---------    ---------
          Total shareholders' equity                       36,128       42,077
                                                        ---------    ---------
                                                        $  41,000    $  47,768
                                                        ---------    ---------
                                                        ---------    ---------


(1) Derived from audited consolidated financial statements at June 30, 1997


       See accompanying notes to condensed consolidated financial statements.

                  METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            DECEMBER 31,                            DECEMBER 31,
                                                    -----------------------------           ----------------------------
                                                      1997                1996                1997                1996
                                                      ----                ----                ----                ----
Revenues:
     Product sales                                  $  1,676            $  1,515            $  3,198            $  2,682
     Partner revenue                                     158                 137                 203                 213
                                                    --------            --------            --------            --------
             Total revenues                            1,834               1,652               3,401               2,895

Operating expenses:
     Cost of product sales                               903               1,310               1,461               2,282
     Research and development                          1,595               1,719               2,849               3,396
     Sales and marketing                               2,420               2,567               5,015               5,409
     General and administrative                          677                 918               1,301               2,084
                                                    --------            --------            --------            --------
             Total operating expenses                  5,595               6,514              10,626              13,171
                                                    --------            --------            --------            --------

        Loss from operations                          (3,761)             (4,862)             (7,225)            (10,276)

Interest income, net                                     450                 579                 927               1,204
                                                    --------            --------            --------            --------
             Net loss                               $ (3,311)           $ (4,283)           $ (6,298)           $ (9,072)
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

Basic and diluted net loss per share                $  (0.26)           $  (0.34)           $  (0.50)           $  (0.72)
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

Shares used to compute basic and diluted net
  loss per share                                      12,642              12,607              12,638              12,604
                                                    --------            --------            --------            --------
                                                    --------            --------            --------            --------

    See accompanying notes to condensed consolidated financial statements.

                  METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                    ---------------------------------
                                                                       1997                   1996
                                                                       ----                   ----
Net cash used in operating activities                                $  (7,697)            $  (8,315)

Cash flows from investing activities:
   Purchases of investment securities                                   (7,294)               (7,974)
   Maturities and sales of investment securities                        17,772                15,756
   Purchases of property and equipment                                    (158)                 (887)
                                                                     ---------             ---------
        Net cash provided by investing activities                       10,320                 6,895

Cash flows from financing activities:
   Proceeds from capital leases                                            ---                   848
   Repayments of capital leases                                           (277)                 (196)
   Proceeds from issuance of common stock                                   66                    69
                                                                     ---------             ---------
        Net cash provided by (used in) financing activities               (211)                  721
                                                                     ---------             ---------
Net increase (decrease) in cash and cash equivalents                     2,412                  (699)
Cash and cash equivalents at beginning of period                        11,709                19,217
                                                                     ---------             ---------
Cash and cash equivalents at end of period                           $  14,121             $  18,518
                                                                     ---------             ---------
                                                                     ---------             ---------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     124             $      91


    See accompanying notes to condensed consolidated financial statements.

                     METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

1.  INTERIM FINANCIAL INFORMATION

(a)  THE COMPANY

     Metra Biosystems, Inc. ("Metra" or the "Company"), a California corporation, is engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone and joint diseases.

(b)  BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended June 30, 1997. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.  INVENTORIES

     Inventories consist of the following (net of reserves):

                               December 31,       June 30,
                                   1997            1997
                               ------------       --------
                                      (in thousands)
             Raw materials        $  301          $  224
             Work in process         328              95
             Finished goods        1,003           1,127
                                  ------          ------
                                  $1,632          $1,446
                                  ------          ------
                                  ------          ------

3.  NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which was adopted by the Company for the three and six month periods ended December 31, 1997. Earnings per share for the three and six month periods ended December 31, 1996 have been restated in accordance with SFAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded.

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants, if dilutive. Shares from stock options and warrants have been excluded from the computation of diluted earnings per share for all periods presented, as their effect is anti-dilutive.

4.  OTHER AGREEMENTS

     In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). The Company paid Berlex approximately $3.0 million in December 1997 for promotional activities performed by Berlex over the first year of the promotional agreement, starting on July 1, 1997. The $3.0 million is being recognized as an expense ratably over the initial one-year term. During the quarter ended December 31, 1997, $750,000 was accrued and recognized as expense. In connection with this agreement, the Company issued Berlex warrants to acquire 413,233 shares of common stock at an exercise price of $4.84 per share. The warrant has a four-year term. The Company will amortize $506,000 over the initial one-year service period, which amount represents the estimated value of the warrants at the time of issuance. During the quarter ended December 31, 1997, the Company amortized $127,000 in connection with the issuance of the warrants. In addition, the Company will pay Berlex additional commissions based upon increased sales of the Company's products to the extent such sales are above previously established levels. After the first promotional year, the future continuance of the promotional agreement is, in part, dependent upon the achievement of certain milestones and the mutual consent of both parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests for research and clinical use. Partner revenues result from certain collaborative relationships and primarily consist of milestone payments, licensing fees and royalties received from these partners, and revenues from sales to these partners of proprietary reagents for use with the test formats of these partners.

The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products, continued sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

Product sales for the three months and six months ended December 31, 1997 increased approximately 11% and 19%, respectively, to $1,676,000 and $3,198,000, as compared to product sales of $1,515,000 and $2,682,000 in the comparable periods of the prior fiscal year, due to increased domestic demand for the Company's products. International and domestic product sales for the quarter were 72% and 28%, respectively, as compared to 78% and 22% in the corresponding quarter in the prior year.

Partner revenues for the three months and six months ended December 31, 1997 were $158,000 and $203,000 as compared to $137,000 and $213,000 in the corresponding periods of the prior fiscal year. Included in the three and six month periods ended December 31, 1997 were $50,000 and $69,000, respectively, in royalties received from the Company's licensing partners and through other agreements. These royalties are generated through the sales of automated tests incorporating the Company's technology. There were no royalties in the corresponding periods of the prior year. The Company believes that partner revenue will fluctuate in the future due to the nature and timing of partner milestone and license fees.

OPERATING EXPENSES

Product costs were $903,000 for the second quarter and $1,461,000 for the first six months of fiscal 1998, as compared to $1,310,000 and $2,282,000 in the corresponding periods of fiscal 1997. The product margin for the second quarter and first six months of fiscal 1998 was 46% and 54%, respectively, compared to 14% and 15% in the corresponding periods of fiscal 1997. These decreases in product costs and increase in product margins are related to increased sales by the direct sales operations (Italy, the United Kingdom, and the U.S.), which achieve higher average selling prices than sales to distributors, process improvements in the manufacturing process, and economies of scale associated with the increase in sales volume. The Company believes that the product margin will fluctuate from quarter to quarter and will be dependent upon future sales volume and product mix, as well as the Company's ability to continue to achieve efficiencies and improvements in the manufacturing process.

Research and development expenses for the three months and six months ended December 31, 1997 were $1,595,000 and $2,849,000 as compared to $1,719,000 and $3,396,000 in the corresponding periods of the prior fiscal year representing a 7% and 16% decrease in research and development expenditures, respectively. These decreases are largely due to reduced personnel costs. The Company believes that research and development expenses will increase through at least the end of fiscal 1998 in order to support ongoing clinical trials and product development of the Company's portable ultrasound product.

Sales and marketing expenses were $2,420,000 in the second quarter and $5,015,000 for the first six months of fiscal 1998, as compared to $2,567,000 and $5,409,000 in the corresponding periods of fiscal 1997, a decrease of 6% and 7% respectively. This decrease is primarily related to reduced spending in the promotional, advertising and public relations areas and was partially offset by increased expenses related to the Co-Promotion Agreement entered into between the Company and Berlex and other marketing programs aimed at
increasing physician awareness of the Company's products.   The costs
associated with the Berlex agreement were $877,000 and $1,754,000 for the second quarter and for the first six months of fiscal 1998, respectively.
The Company believes that sales and marketing expenses will remain relatively flat through the remainder of 1998. In addition, there may be potential commissions payable to Berlex that is contingent upon increased sales of the Company's products to the extent that such sales are above previously established levels.

General and administrative expenses were $677,000 and $1,301,000 for the three and six months ended December 31, 1997, as compared to $918,000 and $2,084,000 for the corresponding periods in the prior fiscal year. This represents decreases of 26% and 38% in general and administrative costs, respectively. The Company has undertaken efforts to implement cost reductions in all general and administrative areas and these reductions on a comparative basis were primarily related to reduced personnel costs, legal and consulting fees, and insurance costs. The Company believes that general and administrative expenses should remain relatively flat in subsequent periods.

NET INTEREST INCOME

Net interest income for the second quarter and first six months of fiscal 1998 was $450,000 and $927,000 as compared to $579,000 and $1,204,000 in the corresponding periods of fiscal 1997. The reduction in net interest income is primarily the result of reduced cash resources available for investment as well as increased interest expenditures related to additional capital financing incurred at the end of the second quarter in fiscal 1997.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents, and investment securities of $31.3 million at December 31, 1997. The Company's use of cash in operating activities was $7.7 million in the first six months of fiscal 1998 compared to cash usage of $8.3 million in the first two quarters of fiscal 1997. This reduction in cash usage is primarily related to reduced operating expenses and the corresponding $2.8 million decrease in net loss in the first two quarter of fiscal 1998 as compared to the corresponding periods of fiscal 1997. This was partially offset by a $3,000,000 payment made in the second quarter to fulfill the Company's obligation to Berlex and results in a prepaid expense of $1,500,000 as of December 31, 1997. Net cash proceeds from investing activities was $10.3 million for the six months ended December 31, 1997 which included the maturity of longer term investment securities which were reinvested as cash and cash equivalents. Net cash used in financing activities in the first two quarters of fiscal 1998 was $211,000 which is related to the interest costs of the Company's capital leases offset partially by purchases of stock through the Company's Employee Stock Purchase Program.

Net capital expenditures for the first six months of fiscal 1998 were $158,000, compared to $887,000 for the corresponding periods of fiscal 1997. This decrease is related to equipment purchases made in fiscal 1997 in support of the scale-up of the Company's manufacturing plant in Mountain View, CA. The majority of these expenditures have now been incurred. The Company believes that there is sufficient capacity to meet product demands for the foreseeable future.

In April 1997 the Company entered into a Co-Promotion Agreement with Berlex under which the Company paid Berlex a fee of $3,000,000 on December 31, 1997 in consideration of promotional services rendered by Berlex. Additional fees in fiscal year 1999 and fiscal year 2000 will be paid if specified minimum sales targets are achieved. The Company will use a portion of its existing cash resources to make such fee payments when and if they come due.

The Company's current financial information system is not Year 2000 compliant. The Company anticipates converting to a financial information system which is Year 2000 compliant or upgrading the current system to Year 2000 compliance within the next year. The Company does not expect the amount to be expensed to convert this system to have a material effect on its financial position and results of operation.

The Company's future capital requirements depend upon, among other things, the pace of market acceptance of the Company's products, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting, enforcing, and defending patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements into fiscal 1999, the Company's future liquidity and capital requirements will depend on the factors noted above, among others. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. There can be no assurance that if it becomes necessary to raise additional capital, such capital will be available on acceptable terms, if at all.

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

     None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the Company's Annual Shareholders' Meeting, which was held on December 8, 1997, the shareholders adopted the following management proposals:

     1.  The election of the following individuals as directors of the Company:

     Claude D. Arnaud, M.D.
         For   10,237,070          Against      101,913   Abstain             0
               ----------                       -------                    ----

     John L. Castello
         For   10,236,570          Against      102,413   Abstain             0
               ----------                       -------                    ----

     George W. Dunbar, Jr.
         For   10,228,599          Against      110,384   Abstain             0
               ----------                       -------                    ----

     Mary Lake Polan, M.D., Ph.D.
         For   10,238,070          Against      100,913   Abstain             0
               ----------                       -------                    ----

     Craig C. Taylor
         For   10,236,570          Against      102,413   Abstain             0
               ----------                       -------                    ----

     2. An amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder by 300,000 shares

         For 7,629,508 Against 2,648,231 Abstain 15,600 Broker non-vote 45,644
             ---------         ---------         ------                 ------

     3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1998

         For   10,316,143          Against       18,840   Abstain        4,000
               ----------                        ------                  -----

ITEM 5. - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits     Description
     --------    -------------
        27        Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Kurt E. Amundson                                     February 11, 1998
-------------------------
Kurt E. Amundson

Vice President and Chief Financial Officer
   (duly authorized principal financial and accounting officer)