Form 10-Q
period 1998-03-31
METRA BIOSYSTEMS INC
filed 1998-05-14
CIK 888999

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                           ------------------------------

                                     FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998


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

     The number of shares of the Registrant's common stock outstanding as of April 30, 1998 was 12,662,797.

                      METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                       INDEX

                                                                      PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets At
          March 31, 1998 and June 30, 1997                                3

          Condensed Consolidated Statements of Operations For The
          Three and Nine Months ended March 31, 1998 and 1997             4

          Condensed Consolidated Statements of Cash Flows For The
          Nine Months ended March 31, 1998 and 1997                       5

          Notes to Condensed Consolidated Financial Statements            6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7-9

PART II.  OTHER INFORMATION                                               10

ITEM 1.   LEGAL PROCEEDINGS                                               10

ITEM 2.   CHANGES IN SECURITIES                                           10

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           10

ITEM 5.   OTHER INFORMATION                                               10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                10

          SIGNATURE                                                       11

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS
                                                       MARCH 31,      JUNE 30,
                                                         1998           1997
                                                      ---------      ---------
                                                      (Unaudited)       (1)
Current assets:
  Cash and cash equivalents                           $   7,580      $  11,709
  Short-term investments                                 11,113         18,876
  Accounts receivable, net                                1,629          1,576
  Interest receivable                                       436            503
  Inventories                                             1,248          1,446
  Prepaid expenses and other current assets               1,464            736
                                                      ---------      ---------
     Total current assets                                23,470         34,846

Property and equipment, net                               3,547          4,182
Long-term investments                                    10,659          8,555
Other assets                                                495            185
                                                      ---------      ---------
                                                      $  38,171      $  47,768
                                                      ---------      ---------
                                                      ---------      ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $     862      $   1,068
  Accrued expenses                                        2,098          2,483
  Current portion of capital lease obligations              614            566
                                                      ---------      ---------
     Total current liabilities                            3,574          4,117

Long-term portion of capital lease obligations            1,107          1,574

Shareholders' equity:
  Preferred stock                                            --             --
  Common stock and additional paid-in capital            95,261         95,192
  Accumulated deficit and other equity                  (61,771)       (53,115)
                                                      ---------      ---------
     Total shareholders' equity                          33,490         42,077
                                                      ---------      ---------
                                                      $  38,171      $  47,768
                                                      ---------      ---------
                                                      ---------      ---------

(1) Derived from audited consolidated financial statements at June 30, 1997

    See accompanying notes to condensed consolidated financial statements.

                      METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                     Three Months Ended     Nine Months Ended
                                          MARCH 31,             MARCH 31,
                                     ------------------    -------------------
                                       1998      1997        1998       1997
                                     --------  --------    --------   --------
Revenues:
  Product sales                      $  1,722  $  1,710    $  4,920   $  4,392
  Partner revenue                         826        62       1,030        274
                                     --------  --------    --------   --------
     Total revenues                     2,548     1,772       5,950      4,666

Operating expenses:
  Cost of product sales                 1,191       741       2,652      3,023
  Research and development              1,560       945       4,409      4,341
  Sales and marketing                   2,235     1,738       7,250      7,147
  General and administrative              598       687       1,900      2,771
                                     --------  --------    --------   --------
       Total operating expenses         5,584     4,111      16,211     17,282
                                     --------  --------    --------   --------

     Loss from operations              (3,036)   (2,339)    (10,261)   (12,616)

Interest and other income, net            698       500       1,624      1,705
                                     --------  --------    --------   --------
       Net loss                      $ (2,338) $ (1,839)   $ (8,637)  $(10,911)
                                     --------  --------    --------   --------
                                     --------  --------    --------   --------
Basic and diluted net loss per share $  (0.18) $  (0.15)   $  (0.68)  $  (0.87)
                                     --------  --------    --------   --------
                                     --------  --------    --------   --------
Shares used to compute basic and
  diluted net loss per share           12,662    12,615      12,646     12,607
                                     --------  --------    --------   --------
                                     --------  --------    --------   --------

    See accompanying notes to condensed consolidated financial statements.

                      METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                      ------------------------
                                                         1998           1997
                                                      ---------      ---------
Net cash used in operating activities                 $  (9,091)     $ (10,644)

Cash flows from investing activities:
Purchases of investment securities                      (16,951)       (18,284)
Maturities and sales of investment securities            22,580         25,891
Purchases of property and equipment                        (316)          (883)
Repayment of notes receivable from shareholders             ---             50
                                                      ---------      ---------
Net cash provided by investing activities                 5,313          6,774

Cash flows from financing activities:
Proceeds from capital leases                                ---            848
Repayments of capital leases                               (420)          (349)
Proceeds from issuance of common stock                       69             70
                                                      ---------      ---------
Net cash provided by (used in) financing activities        (351)           569
                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents     (4,129)        (3,301)
Cash and cash equivalents at beginning of period         11,709         19,217
                                                      ---------      ---------
Cash and cash equivalents at end of period            $   7,580      $  15,916
                                                      ---------      ---------
                                                      ---------      ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest                            $     156      $     154


    See accompanying notes to condensed consolidated financial statements.

                      METRA BIOSYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

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

2.  INVENTORIES

     Inventories consist of the following (net of reserves):

                                                        March 31,      June 30,
                                                          1998           1997
                                                         ------         ------
                                                              (in thousands)
            Raw materials                                $  322         $  224
            Work in process                                 210             95
            Finished goods                                  716          1,127
                                                         ------         ------
                                                         $1,248         $1,446
                                                         ------         ------
                                                         ------         ------

3.  NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128") which was adopted by the Company for the three and nine month periods ended March 31, 1998. Earnings per share for the three and nine month periods ended March 31, 1997 have been restated in accordance with SFAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants is excluded.

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

4.  OTHER AGREEMENTS

     In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). The Company paid Berlex approximately $3.0 million in December 1997 for promotional activities performed by Berlex over the first year of the promotional agreement, starting on July 1, 1997. The $3.0 million is being recognized as an expense ratably over the initial one-year term. During the quarter ended March 31, 1998, $750,000 of this payment was recognized as expense. In connection with this agreement, the Company issued Berlex warrants to acquire 413,233 shares of common stock at an exercise price of $4.84 per share. The warrant has a four-year term. The Company is amortizing $506,000 over the initial one-year service period, which amount represents the estimated value of the warrants at the time of issuance. During the quarter ended March 31, 1998, the Company amortized $127,000 in connection with the issuance of the warrants. In addition, the Company will pay Berlex additional commissions based upon increased sales of the Company's products to the extent such sales are above previously established levels. After the first promotional year, the future continuance of the promotional agreement is, in part, dependent upon the achievement of certain milestones and the mutual consent of both parties.

     In January 1998, the Company acquired worldwide rights to the technology for its Chondrex immunoassay from NovaDx International Inc. ("NovaDx") including all available sub-licensing rights. The Company also obtained rights to diagnostic applications of NovaDx's proteomics-based technology for products in the osteoporosis and arthritis fields of use. The Company made an equity investment in NovaDx for these rights. NovaDx will receive milestone payments, and in addition will receive royalties and sub-licensing fees.

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

     The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products, continued sales growth of the Company's manual test formats, and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner, or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

     Product sales for the three months and nine months ended March 31, 1998 increased to $1,722,000 and $4,920,000, as compared to product sales of $1,710,000 and $4,392,000 in the comparable periods of the prior fiscal year. While the three month period showed a slight increase, the nine month period ending March 31, 1998 increased approximately 12% as compared to the same period of the prior fiscal year due to increased demand for the Company's products domestically and in Europe. International and domestic product sales for the quarter were 80% and 20%, respectively, for both the current and prior year.

     Partner revenues for the three months and nine months ended March 31, 1998 were $826,000 and $1,030,000 as compared to $62,000 and $274,000 in the corresponding periods of the prior fiscal year. Included in the three and nine month periods ended March 31, 1998 were $750,000 and $815,000, respectively, of revenue from corporate partners related to the achievement of milestones. Royalties received from the Company's licensing and other strategic partners for the three and nine month periods were $51,000 and $120,000, respectively. These royalties are generated through the sales of automated tests incorporating the Company's technology. There were no royalties in the corresponding periods of the prior year. The Company believes that partner revenue will fluctuate in the future due to the nature and timing of partner milestone and license fees.

OPERATING EXPENSES

     Product costs were $1,191,000 for the third quarter and $2,652,000 for the first nine months of fiscal 1998, as compared to $741,000 and $3,023,000 in the corresponding periods of fiscal 1997. The product margin for the third quarter and first nine months of fiscal 1998 was 31% and 46%, respectively, compared to 57% and 31% in the corresponding periods of fiscal 1997. The decrease in product margins during the current quarter was primarily due to lower production volumes. For the nine month period, the increase in product margins are related to increased sales by the direct sales operations (Italy, the United Kingdom, and the U.S.), which achieve higher average selling prices than sales to distributors, process improvements in the manufacturing process, and economies of scale associated with the increase in sales volume. The Company believes that the product margin will fluctuate from quarter to quarter and will be dependent upon future sales volume and product mix as well as the Company's ability to continue to achieve efficiencies and improvements in its manufacturing process.

     Research and development expenses for the three months and nine months ended March 31, 1998 were $1,560,000 and $4,409,000, respectively, as compared to $945,000 and $4,341,000 in the corresponding periods of the prior fiscal year. These increases were primarily due to increased spending related to the development of the Company's portable ultrasound product. The Company believes that research and development expenses will increase through at least the end of fiscal 1998 as the Company supports it ongoing clinical trials and the development of its portable ultrasound product.

     Sales and marketing expenses were $2,235,000 in the third quarter and $7,250,000 for the first nine months of fiscal 1998, as compared to $1,738,000 and $7,147,000 in the corresponding periods of fiscal 1997. The increase was primarily related to increased expenses related to the Co-Promotion Agreement entered into between the Company and Berlex in April 1997. The costs associated with the Berlex agreement were $877,000 and $2,630,000 for the third quarter and for the first nine months of fiscal 1998, respectively. The Company believes that sales and marketing expenses will remain relatively flat through the remainder of 1998. In addition, commissions are payable to Berlex under the agreement to the extent that sales of the Company's products and royalties received from corporate partners are above previously established levels.

     General and administrative expenses were $598,000 and $1,900,000 for the three and nine months ended March 31, 1998, as compared to $687,000 and $2,771,000 for the corresponding periods in the prior fiscal year. This represents decreases of 13% and 31% in general and administrative costs, respectively. The Company has undertaken efforts to implement cost reductions in all general and administrative areas and these reductions on a comparative basis were primarily related to reduced personnel costs, legal and consulting fees, and insurance costs. The Company believes that general and administrative expenses should remain relatively flat in subsequent periods.

NET INTEREST AND OTHER INCOME

     Net interest and other income for the third quarter and first nine months of fiscal 1998 was $698,000 and $1,624,000 as compared to $500,000 and
$1,705,000 in the corresponding periods of fiscal 1997. The increase for the current quarter as compared to the same quarter the prior year is primarily due to a realized gain on the sale of an equity investment. The reduction in net interest and other income for the nine month period is primarily the result of reduced cash resources available for investment.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents, and investment securities of $29.4 million at March 31, 1998. The Company's use of cash in operating activities was $9.1 million in the first nine months of fiscal 1998 compared to cash usage of $10.6 million in the first three quarters of fiscal 1997. This reduction in cash usage is primarily related to reduced operating expenses and the corresponding $2.3 million decrease in net loss in the first nine months of fiscal 1998 as compared to the corresponding periods of fiscal 1997. This was partially offset by a $3,000,000 payment made in the second quarter to fulfill the Company's obligation to Berlex which resulted in a prepaid expense of $750,000 as of March 31, 1998. Net cash proceeds from investing activities was $5.3 million for the nine months ended March 31, 1998 which included the maturity of longer term investment securities which were reinvested as cash and cash equivalents and used to finance operating activities. Net cash used in financing activities in the first three quarters of fiscal 1998 was $351,000 which is related to the payments of the Company's capital leases offset partially by purchases of stock through option exercises and the Company's Employee Stock Purchase Program.

     Net capital expenditures for the first nine months of fiscal 1998 were $316,000, compared to $883,000 for the corresponding periods of fiscal 1997. This decrease is related to equipment purchases made in fiscal 1997 in support of the scale-up of the Company's manufacturing plant in Mountain View, CA. The Company believes that there is sufficient capacity to meet product demands for the foreseeable future.

     In April 1997 the Company entered into a Co-Promotion Agreement with Berlex under which the Company paid Berlex a fee of $3,000,000 on December 31, 1997 in consideration of promotional services rendered by Berlex. Future continuance of this promotional agreement into the 1999 fiscal year is dependent upon the mutual consent of both parties and will result in additional fees. The Company will use a portion of its existing cash resources to make such fee payments when and if they come due.

     The Company's current financial information system is not Year 2000 compliant. The Company plans to upgrade the current system to Year 2000 compliance within the next year. The Company does not expect the expenses related to the system upgrade to have a material effect on its financial position and results of operation.

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

     None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. - OTHER INFORMATION

     Not Applicable

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


Exhibits  Description
--------  -----------
     27   Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Kurt E. Amundson                                             May 14, 1998
--------------------------------------
Kurt E. Amundson

Vice President and Chief Financial Officer
 (duly authorized principal financial and accounting officer)