Form 10-K
period 1998-06-30
METRA BIOSYSTEMS INC
filed 1998-09-28
CIK 888999

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended            Commission file Number
              June 30, 1998                          0-26234

                                   -----------

                             METRA BIOSYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               California                              33-0408436
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      At August 31, 1998 there were 12,687,845 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,978,819 based upon the closing price of the Common Stock at August 31, 1998. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Registrant for the 1998 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

================================================================================

                             METRA BIOSYSTEMS, INC.
                                      INDEX

PART I.

Item 1.    Business......................................................      2
Item 2.    Properties....................................................     18
Item 3.    Legal Proceedings.............................................     18
Item 4.    Submission of Matters to a Vote of Security Holders...........     18

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................     19
Item 6.    Selected Financial Data.......................................     19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation......................................     20
Item 8.    Financial Statements and Supplementary Data...................     25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................     45

PART III.

Item 10.   Directors and Executive Officers of the Registrant............     45
Item 11.   Executive Compensation........................................     45
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management....................................................     45
Item 13.   Certain Relationships and Related Transactions................     45

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................     46
           Signatures....................................................     49

                             INTRODUCTORY STATEMENT

      Except for historical information contained in this annual report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk that the Company's products will not achieve market acceptance, the Company's reliance upon collaborative relationships and the intense competition in the market for biochemical markers, as well as the other risks and uncertainties described herein, under the heading "Risk Factors" in the Company's Prospectuses dated April 23, 1996 and June 30, 1995, respectively, delivered in connection with the Company's public offerings, and as described in the Company's Annual Reports on Form 10-K for the years ended June 30, 1997 and 1996, and other risks included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein. This report on Form 10-K includes trademarks of companies other than the Company.

                                     PART I

Item 1. BUSINESS

        Metra Biosystems, Inc. (the "Company" or "Metra") is a leader in developing and commercializing innovative diagnostic products for the detection and management of metabolic bone and joint diseases and disorders. The Company's strategy is to offer a portfolio of diagnostic products that provide consumers and physicians with comprehensive clinical information regarding the metabolism of bone and other connective tissues. For bone, this includes products that assess both the "state" of bone health and the "rate" of bone loss, in order to detect disease and then provide the ability to monitor effective prevention or treatment. The Company has developed and is currently marketing for either research or clinical use immunodiagnostic tests to assess bone resorption, immunodiagnostic tests to assess bone formation, an immunodiagnostic test to assess bone growth disorders, and an immunodiagnostic test to assess arthritis. The Company is also currently developing products to serve the doctor's office testing market that include a portable ultrasound device designed to assess bone fragility and a bone-resorption test for use in the physicians offices, as well as serum versions of its Pyrilinks(R) bone resorption tests (currently urine based).

Business Strategy

      The Company's general business strategy is comprised of certain key elements: first, the expansion of consumer, physician and managed care awareness and support regarding proactive bone disease prevention, detection and treatment management benefits and the adoption of Metra's product alternatives; second, distribution capabilities in key markets on both a direct basis and with established diagnostic companies; and, third, continual development, in-licensing and acquisition of new diagnostic products to complement the Company's existing products.

      During fiscal 1998, a number of significant events and results that support the execution of the three basic elements of the Company's business strategy occurred, including:

      o More than 200,000 individual calls were made to obstetricians and gynecologists as a result of corporate partners' marketing programs.

      o Approximately a 25% increase in sales of Dpd tests, in both manual and automated formats, during fiscal year 1998 compared to fiscal year 1997 as a result of both Metra's manual and corporate partners' automated Dpd tests being available on a worldwide basis. Additionally, in the clinical laboratory market, the Company's corporate partners sold approximately six times more automated Dpd tests during the fourth quarter of fiscal year 1998 than during the fourth quarter of fiscal year 1997.

      o The establishment of reimbursement for Osteolinks-DPD through Japan's Ministry of Health and Welfare and the launch of this product in April 1998 by Sumitomo Pharmaceuticals Co., Ltd., Metra's Japanese corporate partner.

      o The FDA clearance for expanded clinical utility of Metra's tests with the increased and primary osteoporosis treatment and prevention drugs, including hormone replacement therapy and Merck & Co.'s drug, Fosamax(R) (alendronate).

      o The establishment of guidelines for standardized Federal Medicare reimbursement of bone mineral density and ultrasound testing with our support of reimbursement groups.

      o The establishment of state Medicare reimbursement for Metra's Pyrilinks(R)-D test in 30 more states and Washington D.C., bringing the number of states offering reimbursement to 43.

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

      Osteoporosis is often called the "silent disease" because the process of bone loss causes no physical symptoms in the earlier stages. In many cases, doctors and patients are not aware of the problem until certain bones in the skeletal system have become so weak that a sudden strain, bump, or fall causes a fracture. If diagnosed early enough, the rate of bone loss can be reduced using one or a combination of drug therapies, dietary supplements, or changes in lifestyle. Consequently, diagnosis of bone loss and preventive intervention is important for a physician to develop an effective care plan for the patient.

      According to the National Osteoporosis Foundation ("NOF"), osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. In the United States, approximately 1.5 million osteoporosis-related fractures occur each year, including more than 250,000 hip fractures, 500,000 vertebral fractures and 240,000 wrist fractures. For Caucasian women, it is estimated that the risk of hip fractures approximates the combined risks of breast, endometrial and ovarian cancers. In addition, approximately one in three women over age 65 will suffer vertebral fractures. By age 75, approximately one-third of all men will also be affected by osteoporosis. Industry studies estimate that the lifetime risk of hip fracture in men approximates the risk of prostate cancer.

      In the United States, the annual cost to the Medicare system to treat fractures among older adults in 1995 was $14 billion. The most severe osteoporosis-related fracture is that of the hip. Over 95% of osteoporosis-related hip fractures require hospitalization, between 12% and 20% result in fatality from other health complications arising from the fractures and half of the patients who survive are unable to walk unassisted for the rest of their lives. Another 25% are confined to long-term care under supervised conditions.

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

            Hormone Replacement Therapy. Hormone replacement therapies, such as estrogen and progestin, are the most frequently prescribed drugs given to alleviate symptoms in post-menopausal women. HRT products act to decrease bone loss (are anti-resorptive) and are also approved for preventive treatment of osteoporosis. There are a number of estrogen products currently approved by the FDA and available worldwide for use in preventing or managing osteoporosis, including Berlex Laboratories' Climara, Wyeth-Ayerst Laboratories' Premarin, and Eli Lilly's Evista.

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

            Worldwide osteoporosis sales, which include all therapeutic classes previously discussed, is expected to grow at a compound annual rate of 19% through 2000. Worldwide sales for 1998 are estimated to exceed $4.0 billion.

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

      Imaging Technologies

      Imaging technologies provide varying degrees of sensitivity for the assessment of bone mineral density and have traditionally been based on x-ray technology. The most advanced imaging technique currently available is Dual Energy X-ray Absorptiometry (DXA), and can be performed as whole body tests or in partial or peripheral measurements (such as the forearm, wrists, heel bone, etc).

      Recently, additional technologies, such as ultrasound, have been developed that have the potential to be less expensive than DXA, do not involve radiation, and may provide additional diagnostic information concerning bone structure and quality. Two ultrasound densitometers received FDA clearance to market during fiscal year 1998.

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

Arthritis Diagnostics

      Many non-specific diagnostic tools for OA and RA exist, but are not disease specific enough for arthritis to confirm a diagnosis of either type of disease, or accurately assess disease progression. Current diagnosis of arthritis is based on:

      o     Medical history and a physical examination;

      o Symptoms, i.e., swelling, red and hot joints, nodules under the skin, and stiffness;

      o X-rays (which are not designed for detection of soft tissue disorders) which can detect a pattern of visible damage only after multiple exposures; and

      o In the case of RA, laboratory tests for anemia, low white-blood-cell count, rheumatoid factor ("RF") and erythrocyte sedimentation rate ("ESR"). Anemia can be an accompanying symptom of rheumatoid arthritis but is not caused by or otherwise necessarily correlated to arthritis. RF is present in 85% of people with rheumatoid arthritis, but also does not necessarily indicate rheumatoid arthritis. ESR indicates a systemic inflammatory condition but not necessarily rheumatoid arthritis.

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

      Immunodiagnostic tests are performed in a variety of manual or automated formats. A common format for research and clinical testing is the microtiter plate format utilizing enzyme immunoassay ("EIA") detection. EIA utilizes an immune reaction, that is, an antibody reacting with an antigen, and the detection of the reaction using enzymes that are attached to the reactants as indicators. Although this technology is considered an established industry standard, a manual format is relatively slow, has low throughput, and requires skilled technicians. Instrument systems are in routine use that automate tests to increase throughput and decrease the cost per test. Most of the widely used immunodiagnostic tests have been adapted to automated systems. These formats are used in hospitals and clinical laboratories throughout the world. The Company believes that, in addition to the automated systems, more convenient and faster formats are required for physicians' offices or for home use.

Products

      The Company has developed and is currently marketing for research and clinical use immunodiagnostic tests to assess bone resorption and formation, a test to assess certain bone growth disorders and an immunodiagnostic test to assess arthritic disorders. In guidelines to pharmaceutical companies developing new osteoporosis drugs, the FDA recommends using a combination of three biochemical markers that together detect both resorption and bone formation to assess efficacy as part of their pre-clinical and clinical testing. Metra has developed immunoassays which meet all three of these requirements. Metra's immunoassays are (i) pyridinium crosslinks, (ii) osteocalcin and (iii) bone-specific alkaline phosphatase. The Company currently offers tests for each of these biochemical markers.

      The Company's Pyrilinks tests are proprietary and measure specific biochemical markers. Although the Company's other tests such as Alkphase-B(R), NovoCalcin(R), and Prolagen-C(R) measure markers are not proprietary, and similar tests are available from other companies, these tests allow the Company to offer a more complete line of relevant clinical and research use tests to measure different aspects of bone metabolism.

      The Company has also just begun to market [for research and clinical use] QUS(TM)-2, a portable ultrasound product that provides a fast and cost efficient method for assessing the state of a patient's bone health in the physician's office.

      The following table identifies the Company's products, their application, and their current regulatory status in most major markets throughout the world.

          Marketed Products                     Marketing Status
          -----------------                     ----------------

     Bone Resorption
       Pyrilinks(R)-D              o  Cleared for clinical use in US*, Europe,
                                      Japan and Asia/Pacific
                                   o  Available in automated formats through
                                      Chiron Diagnostics (ACS:180 DPD),
                                      Diagnostic Products Corporation
                                      (IMMULITE(R) PYRILINKS-D) and Bayer
                                      Corporation (Immuno-1 Dpd)
                                   o  Cleared for clinical use in Japan as
                                      Osteolinks-DPD for marketing by Sumitomo
                                      Pharmaceuticals Ltd.
       Pyrilinks(R)                o  Cleared for clinical use in US*, Europe
                                      (outside France), and Asia/Pacific
                                      Research use only in Japan and France
     Bone Formation
       Alkphase-B(R)               o  Cleared for clinical use in US*, Europe
                                      (outside France) and Asia/Pacific
                                   o  Research use only in Japan
       NovoCalcin(R)               o  Available for clinical use in Europe
                                      (outside France) and Asia/Pacific
                                   o  Research use only in US, Japan and France
     Growth Disorders
       Prolagen-C(R)               o  Available for clinical use in Europe
                                      (outside France) and Asia/Pacific
                                   o  Research use only in US, Japan and France
     Arthritis
       Chondrex(TM)                o  Research use worldwide

     Bone Quality
       QUS(TM)-2 Portable          o  Will be cleared for clinical use in Europe
       Ultrasound device              upon receiving CE mark; investigational
                                      use only in the US

       Products in Development                       Status
       -----------------------                       ------

     Point-of-care version of      o  Development-expected to be available for
       Pyrilinks-D on Cholestech's    clinical use in fiscal 1999
       LoDoX Immunoassay System
     Serum Pyrilinks               o  Development-expected to be available for
                                      research use in fiscal 1999

----------
*     Received 510(k) clearance from US Food and Drug Administration

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

      The Company's marketing and sales strategy for its manual tests is to provide its products on a worldwide basis either through its direct sales force in selected countries or through established country specific distributors. The Company currently has direct operations in the United States, United Kingdom, and Italy and works with over 30 distributors of diagnostic products throughout the rest of the world that have established distribution channels. One of the Company's primary development and distribution alliances is with Sumitomo Pharmaceuticals Co., Ltd. in Japan. The loss (or poor performance) of one or more of these distributors or the inability to find new distributors could have a material effect on the Company's business, financial condition and results of operations.

      Upon the planned launch of QUS-2 in Europe, the Company intends to broaden its product base to include providing physicians with a comprehensive diagnostic service in the form of rate and state bone health diagnosis. QUS-2 will provide state diagnosis and, currently, specialty testing laboratories will provide Pyrilinks-D rate of loss testing. Morever, in the near term, when launched, Metra's Dpd point of care testing product directed to physicians will add to this program. The Company has limited experience in sales, marketing and distribution of its products. Accordingly, there can be no assurance that the Company's direct sales and marketing efforts will be successful.

      International product sales accounted for approximately 74%, 77% and 78% of product revenues for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. The Company expects that such sales will continue to account for a significant portion of the Company's revenues in the future. In order to successfully manage international sales with an expanded focus on providing a comprehensive diagnostic service beginning with the launch of QUS-2, the Company may need to establish additional foreign operations, hire additional personnel and recruit additional international distributors and commissioned representatives. This will require significant management attention and financial resources and could adversely affect the Company's operating margins. In addition, to the extent the Company is unable to effect these additions in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international sales of the Company's products. The Company's international sales to distributors are currently denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in markets served by such distributors. For example, during fiscal year 1998 the Company experienced, in Asia's historically growing markets, weakened economies that caused, in part, a 27% decrease in product sales compared to fiscal year 1997. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance such factors will not have a material adverse effect on the Company's future international sales and consequently, the Company's business, financial condition and results of operations.

      The Company provides its products to the market in a microtiter plate format, commonly referred to as a manual kit, through the Company's direct sales force or distribution network throughout the world. In order to promote a broad acceptance of its technology and, in particular, its lead product for bone resorption, Pyrilinks-D, the Company has established collaborations with a number of diagnostic companies that have an existing installed base of high speed, automated laboratory testing systems. These partners include Abbott Laboratories, Bayer Corporation, Chiron Diagnostics, and Diagnostic Products Corporation (DPC). Together, these partners represent up to 80% of the installed base of high throughput, automated immunoassay testing systems. Both Chiron Diagnostics and DPC in late fiscal 1997 and Bayer Corporation in late fiscal 1998 launched the Company's Pyrilinks-D technology on their automated systems and commenced marketing and selling efforts. The Company believes that market adoption of its Dpd test is increasing as unit sales by these automated corporate partners in the fourth quarter of fiscal year 1998 were approximately six times the units sold during the same quarter in fiscal year 1997. The Company expects Abbott Laboratories to launch the Pyrilinks-D technology on its automated system after its 510(k) clearance is received. The Company receives a royalty on sales from each of these automated partners.

      The Company will increasingly depend on agreements with its partners to sell the Company's tests in automated formats. In particular, the Company relies on collaborative partners to adapt the Company's technology to high-volume automated instruments such as those sold by Abbott, Bayer, Chiron and DPC. Substantially all of the Company's collaborative agreements are non-exclusive, and therefore, such partners are free to enter into similar agreements with third parties, including the Company's competitors. In addition, the Company has not yet fully developed physician office or home-use adaptations of its products and there can be no assurance that the Company or its collaborative partners will complete development of such formats, obtain regulatory approvals, or sell the Company's tests on their formats. There can be no assurance that any of these partners will perform their contractual obligations or that such partners will not terminate their agreements. The failure to adapt the Company's products to different formats and instruments, or commercialize or co-promote such products, could have a material adverse effect on the Company's business, financial condition and results of operations.

      During late fiscal year 1998, the Company signed a cross-licensing agreement with Beckman Coulter that gave Beckman Coulter the right to develop, commercialize and sell the Pyrilinks-D test for use on its automated laboratory analyzer, the ACCESS(R) immunoassay system, in exchange for certain patent rights. The Company expects to enter into additional collaborative agreements in the future to develop, commercialize and sell its products. There can be no assurance that the Company will be able to negotiate acceptable agreements in the future, or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the Company's collaborative partners will not pursue alternative competing technologies.

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

      The Company has developed a number of proprietary marketing programs aimed at educating both patients and physicians including, but not limited to: establishing collaborative relationships with other pharmaceutical, diagnostic, and laboratory testing companies; the sponsorship of a clinical summit on bone health in which leading physicians and researchers from around the world discuss the current state of assessing all elements of bone health; and numerous other programs managed within the Company's marketing and sales organization all aimed at educating patients and physicians.

      In the second half of fiscal 1997, the Company entered into two alliances in the United States that the Company believes have had some effect on extending and will further extend Metra's medical educational focus.

      First, a three-way co-promotion agreement with Berlex Laboratories, a provider of female healthcare products and in particular Climara, a seven-day estrogen patch currently approved for marketing by the FDA in the US, and, Norland Medical Systems ("Norland"), a distributor of imaging systems that provide the current state of bone health. Under the terms of this agreement, the companies have been marketing to the OB/GYN physicians a suite of products for the management of the symptoms and problems of menopause for women. To reach the OB/GYNs, the companies have utilized the direct detail pharmaceutical force of Berlex Laboratories that call on over 30,000 OB/GYNs. During fiscal 1998, the Company paid Berlex $3.0 million for promotional activities over the first year of the promotional agreement, recorded an expense for the fair value of warrants issued of approximately $0.5 million, and paid commissions on increased sales of the Company's Pyrilinks-D product.

      Second, the Company entered into an alliance with two parties, Mission Pharmacal and a leading provider of laboratory testing services, focused on generating demand through consumers. The launch of this program was delayed due to the party participating as the leading provider of laboratory testing services being changed, but is now planned to begin in the near term. Under the terms of this agreement the companies will work together to educate consumers about assessing the current rate of bone loss (Metra's Pyrilinks-D), the use of Citracal, which is the second largest calcium supplement sold over the counter in the United States and manufactured by Mission Pharmacal, and where to obtain the laboratory testing to assess the effectiveness of the calcium supplement. One feature of the program is to include information in every box of Citracal sold in the United States that discusses the elements of the program as outlined. There are no material financial commitments between the parties to this agreement

      The Company will need to rely on current and any future collaborative partners to help build market awareness and acceptance of the Company's products. The Company, together with its partners, will continue to originate research and clinical studies to demonstrate and explain how the Company's products relate to improvements in early detection, disease management and drug compliance. The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost-effective and safe. Market acceptance will depend on several factors, including the establishment of clinical utility of these biochemical tests, the receipt of regulatory clearances where required, the development of diagnostic tests that can be processed using commercially available automated systems, the availability of third-party reimbursement, extensive physician education and the approval and commercial acceptance of therapies for the treatment of osteoporosis. There can be no assurance that the Company's products will gain market acceptance. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development

      The Company's research and development efforts are currently focused in four principal areas: (i) development of its ultrasound technology, (ii) formatting of Metra's existing tests in alternative formats to address different segments of the diagnostic testing market; (iii) conducting clinical studies designed to broaden the clinical claims for its existing products; and (iv) development and or discovery of new, in-licensed or acquired biochemical marker tests focused in the area of bone and cartilage diseases. The Company's expense for research and development efforts for the years ended June 30, 1998, 1997 and 1996 was $5.7 million, $5.7 million and $4.3 million, respectively.

      Ultrasound Technology

      In order to offer a broader portfolio of products to provide physicians with more comprehensive clinical information regarding bone, Metra acquired Osteo Sciences Corporation, a company developing applications of ultrasound technology to bone based on proprietary algorithms and product designs. The Company plans to complete for launch in Europe in fiscal year 1999, QUS-2, a portable ultrasound device designed to evaluate the state of bone health or certain characteristics of bone that are associated with bone weakness and bone quality. The target market for the device will be for physicians' offices or small group practices. The Company expects this device will provide physicians and patients with a convenient and cost effective alternative to the currently available imaging techniques for assessing bone.

      Alternative Test Formats

      The Company believes that less complicated and capital intensive formats may be more suitable for decentralized testing in physician office laboratories, small clinics, satellite laboratories and for home use. Metra is reformatting its lead bone resorption product, Pyrilinks-D, for the Cholestech point-of-care analyzer (LoDoX) for use in the physicians offices.

      The Company has a collaborative agreement to develop and manufacture its Pyrilinks-D test in a radioimmunoassay ("RIA") format which was launched for clinical use in France in May, 1996. Reimbursement was established in France for both RIA and EIA formats.

      Clinical Studies

      The Company is conducting clinical studies designed to gather data to submit to the FDA for clearance to market the Company's existing products for broader clinical claims. The Company is investigating use of its products in applications including therapeutic drug monitoring, and fracture risk assessment. During fiscal year 1998, Metra received FDA clearance for expanded clinical utility of its tests with hormone replacement therapy and Merck & Co.'s drug, Fosamax(R) (alendronate).

      New Bone and Cartilage Tests

      The Company is funding internal and third-party research and development efforts designed to identify additional markers for bone and other connective tissue conditions and develop new immunoassays to measure markers that it believes will have clinical utility. As new immunodiagnostic tests are developed, the Company intends to offer them first to researchers, and to the extent such researchers in the medical community validate the clinical utility of the new tests, the Company will further develop and commercialize the new tests based on existing immunodiagnostic testing formats. The Company currently sponsors research and development at institutions and companies including The Rowett Research Institute in the United Kingdom and Proteomix, Inc., a subsidiary of NovaDx International, Inc., in the U.S.

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

Manufacturing

      The Company's manufacturing operations are fully integrated and consist of antibody production, reagent purification, reagent and microtiter plate processing, filling, labeling, packaging and distribution. If the Company experiences significant demand for its products, the Company will have to manufacture its products in commercial quantities in compliance with regulatory requirements at acceptable costs, and may require additional capital resources to develop large-scale manufacturing capabilities. If the Company is unable to develop large-scale manufacturing capabilities, the Company's competitive position and financial condition could be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner or lower than anticipated yields or production constraints encountered as a result of changes in the manufacturing process could result in shipment delays as well as increased manufacturing costs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      The majority of raw materials and purchased components used to manufacture the Company's products are readily available. However, certain of these materials are obtained from a sole supplier or a limited group of suppliers. The Company maintains a long-term agreement with one of its key suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Although the Company attempts to minimize its supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's business, financial condition and results of operations could be adversely affected by the inability to obtain working capital, satisfactory manufacturing facilities, equipment and qualified manufacturing personnel. In addition, because the Company has received FDA clearance to market certain of its products for clinical use and its operations undergo current good manufacturing practices, the Company's manufacturing facilities and its operations are subject to periodic inspections conducted by the FDA and by State of California officials. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspension or withdrawal of clearances or approvals, seizures or recalls of products, operation restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future clearances or approvals. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals or loss of previously received clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

      In September 1996, the Company received ISO 9001 certification for its quality management systems. The Company's certification is officially recognized by European and North American authorities and is accepted worldwide, and will become a requirement for doing business in some countries in the future.

      The Company faces a risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. The Company maintains a general insurance policy which includes coverage for product liability claims. The policy is limited to a maximum of $1.0 million per product liability claim and an annual aggregate policy limit of $1.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's ultrasound product has just begun to be marketed in Europe and is under development in the U.S. The market for this product is expected to be highly competitive and subject to rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future.

      The Company's ultrasound-based diagnostic product could experience competition from several companies, including Hologic, Inc., IGEA S.r.l., McCue PLC, Lunar Corporation, Myriad Ultrasound Systems, Ltd., and Osteometer MediTech AS, have developed ultrasound systems to assess bone fragility. The Company believes that competition in the field of ultrasound systems is based on price, precision, speed of measurement, size and ease of operation, product reliability and quality of service. As the Company's competitors obtain FDA clearance or approval for ultrasound bone analyzers in the United States before the Company, it could have a material adverse effect on the Company's ability to introduce its ultrasound device (if developed), which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Patents, Proprietary Rights and Related Litigation Risks

      The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns or has exclusive rights to 19 United States and foreign patents for biochemical tests, 3 United States patents for ultrasound and 36 pending United States and foreign patent applications. As a result of in-licensed patents, the Company pays royalties to the Rowett Research Institute upon sales of the Company's Pyrilinks products and to Proteomix, Inc. and the Regents of the University of California ("Regents") upon sales of the Company's Chondrex product. Additionally, minimum royalties will begin to the Regents in 1999.

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

      Metra also relies on trade secrets and proprietary know-how in its manufacturing processes. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Reimbursement

      The Company's ability to successfully commercialize its products depends in part on the availability of, and the Company's ability to obtain, adequate levels of third-party reimbursement for use of its diagnostic tests. Although the Company's products are available for clinical use in many European countries, reimbursement is not currently available in all of those countries.

      In the United States, the Company has received FDA clearance for Alkphase-B, Pyrilinks and Pyrilinks-D. Reimbursement for the Company's FDA cleared tests is in part determined by CPT codes and may vary by state. Reimbursement under a specific CPT code is available for Alkphase-B and as of January 1997, for both Pyrilinks and Pyrilinks-D. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). In certain states, reimbursement levels have been established which the Company believes are favorable to continued market acceptance for Pyrilinks and Pyrilinks-D. During fiscal year 1998, the Company worked with reimbursement groups to assist them with developing guidelines for standardized Federal Medicare reimbursement of bone mineral density and ultrasound testing. Additionally, state Medicare reimbursement for the Pyrilinks-D test is now available in 43 states and Washington, DC. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting and the impact of any health care reform could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company's business, financial condition and results of operations.

      There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using the Company's tests could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation could have on the Company's business.

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

      In August 1995, Metra received FDA clearance of its 510(k) premarket notification for Alkphase-B for use as an aid in the management of patients diagnosed with Paget's disease. In November 1995, Metra received FDA clearance of its 510(k) premarket notification for Pyrilinks as a measure of type I collagen degradation, especially bone collagen. In December 1995, Metra received FDA clearance of its 510(k) premarket notification for Pyrilinks-D as a measure of bone resorption. In February and June 1998, Metra received FDA clearance of its 510(k) premarket notifications for the use of the Pyrilinks-D bone resorption immunoassay and the Alkphase-B serum-based laboratory test for bone formation, respectively, to monitor response to anti-resorptive therapies in the treatment & prevention of osteoporosis (including HRT and Merck & Co.'s drug Fosamax(R)).

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

      Many of Metra's customers using its diagnostic devices for clinical use in the United States may also be regulated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity; "waived," "moderately complex" and "highly complex". Metra's Alkphase-B test is categorized as a highly complex test for clinical use in the United States, and the Company believes that its other tests will also be categorized as highly complex. Laboratories that perform either moderately or highly complex tests must meet certain standards with the major difference in requirements being quality control and personnel standards. Personnel requirements for highly complex tests are more rigorous than those for moderately complex tests, requiring that personnel have more education and experience than personnel conducting moderately complex tests. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Health Care Financial Administration ("HCFA"). As a result of the CLIA requirements, physician office laboratories and small volume test sites may be dissuaded from initiating, continuing or expanding patient testing, particularly if the tests are classified as moderately or highly complex tests. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company's products.

Employees

      As of June 30, 1998, the Company had 62 full-time employees, 13 of whom were engaged in, or directly supported, the Company's research and development activities, 21 of whom were in sales and marketing, 19 of whom were in manufacturing operations, and 9 of whom were in administration. The Company also employs several part-time employees and uses outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

Executive Officers of the Company

      The following table sets forth certain information with respect to the executive officers and certain other officers of the Company as of July 1, 1998:

    Name                                Age             Position
    ----                                ---             --------

    George W. Dunbar, Jr...............  51    President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               and Director

    Gerald J. Allen, Ph.D..............  48    Vice President, Research and
                                               Development

    John F. Coombes....................  54    Vice President, Sales & Marketing

    Debby R. Dean......................  42    Vice President, Human Resources
                                               and Administration

      The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of the Company.

      Mr. Dunbar joined the Company as President, Chief Executive Officer and Director in July 1991. He also became Chief Financial Officer in June 1998. Prior to joining the Company, he was the Vice President Licensing and Business Development of The Ares-Serono Group ("Ares-Serono"), a Swiss health care company that markets pharmaceutical, diagnostic and veterinary products worldwide, from 1988 until 1991, where he established a licensing and acquisition group for its health care divisions. From 1974 until 1987, he held various senior management positions with Amersham International ("Amersham"), a health care and life sciences company, where he most recently served as Vice President for its Life Sciences business in North America. Mr. Dunbar also served as Amersham's General Manager of Pacific Rim markets and Eastern Regional operations and, prior to that, he managed the international marketing of Amersham's medical and industrial radioisotopes. Mr. Dunbar also serves as a director of DepoTech, a public biotechnology company, LJL Biosystems, a life sciences systems company,

SONUS Pharmaceuticals, Inc., a public biotechnology company, and Metra Biosystems (U.K.) Ltd., the Company's wholly owned subsidiary. Mr. Dunbar holds a B.S. in electrical engineering and an M.B.A. from Auburn University, and sits on the Auburn School of Business M.B.A. Advisory Committee.

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

      Mr. Coombes joined the Company in November 1993 as Director, European Sales. Mr. Coombes was appointed Vice President, Sales and Marketing in June 1997 after serving as Vice President International since August 1996 and previously as Director, European Operations and Managing Director of Metra Biosystems (U.K) from November 1994 to August 1996. Previously, Mr. Coombes held positions in European sales management at T Cell Diagnostics, a division of T Cell Sciences, a biotechnology company, Digen Limited, a distributor for Gene Trak Systems, and Gene Trak Systems, a human diagnostics, food industry and industrial biotechnology company. Mr. Coombes received an Ordinary National Diploma in chemistry from Bromsgrove College in Worcestershire, England and Higher National Diplomas in chemistry and analytical chemistry from Lanchester Polytechnic in Coventry, England.

      Ms. Dean joined the Company as Senior Director of Human Resources and Administration in September 1995, and was appointed Vice President Human Resources and Administration in July 1997. From 1992 to 1995, Ms. Dean was Vice President, Corporate Administration & Communications at DNX Corporation, a biopharmaceutical company. Prior to DNX, Ms. Dean worked with Serono, as Director, Human Resources. Ms. Dean received a B.S. in Management from Allentown College, and an M.B.A. from Lehigh University.

Item 2. PROPERTIES

      Metra currently leases approximately 30,600 square feet of laboratory and office space at two facilities in Mountain View, California. The Company leases these facilities under operating leases which last through May 2001, each with a renewal option that, if exercised, would extend the term of the lease through May 2003. In addition, the Company leases approximately 1,600 square feet of office space in Lake Oswego, Oregon under an operating lease which lasts until December 1998. The Company also leases space in England, Italy and Germany under operating leases which expire at various times. The Company believes that its existing facilities will be sufficient for its operational purposes through 1998.

Item 3. LEGAL PROCEEDINGS

      Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol MTRA. The range of reported high and low bid quotations for the shares of the Company's Common Stock, as reported by the Nasdaq National Market, are set forth below for the periods indicated:

   Fiscal 1998      High       Low        Fiscal 1997      High        Low
   -----------      ----       ---        -----------      ----        ---
   1st Quarter     $ 5.00     $ 3.13      1st Quarter     $ 7.25     $ 4.50
   2nd Quarter     $ 4.38     $ 3.00      2nd Quarter     $ 6.00     $ 3.75
   3rd Quarter     $ 4.13     $ 2.13      3rd Quarter     $ 6.75     $ 3.75
   4th Quarter     $ 3.13     $ 1.69      4th Quarter     $ 5.00     $ 2.63

      The above quotations represent prices quoted between dealers, do not include retail markup, markdown or commissions and may not represent actual transactions. On September 14, 1998, the closing price of the Company's Common Stock was $1.03.

Holders

      As of September 14, 1998 the Company had approximately 125 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data are derived from consolidated financial statements of Metra Biosystems, Inc. The consolidated balance sheet as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1998 and 1997, included elsewhere herein, have been audited by Ernst & Young LLP, independent auditors. The consolidated balance sheets ended June 30, 1996, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996 have been audited by other independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                         1998        1997        1996        1995        1994
                                         ----        ----        ----        ----        ----
                                               (in thousands, except per share amounts)
Consolidated Statement of
Operations Data:
Product sales                          $  6,544    $  6,405    $  4,413    $  2,552    $  1,439
Partner revenue                           1,162         320       2,057         744       2,032
                                       --------    --------    --------    --------    --------
  Total revenues                          7,706       6,725       6,470       3,296       3,471
Total operating expenses (1)             21,597      22,035      29,670      10,436       7,211
Net loss (1)                           $(11,922)   $(13,127)   $(21,399)   $ (6,803)   $ (3,575)

Basic and diluted net loss per share   $  (0.94)   $  (1.04)   $  (2.05)   $  (1.10)   $  (0.70)
Shares used to compute basic and
diluted net loss per share               12,643      12,586      10,449       6,199       5,071

Consolidated Balance Sheet Data:
Working capital                        $ 17,871    $ 30,729    $ 44,231    $  2,759    $  9,803
Total assets                             34,563      47,768      60,193       7,400      12,807
Long-term  portion  of  capital
  lease obligations                         944       1,574       1,367          40          93
Redeemable preferred stock                   --          --          --      23,260      23,260
Total shareholders' equity (deficit)     30,097      42,077      54,424     (17,856)    (11,650)

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

      The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests to assess bone resorption, formation and growth disorders for research as well as clinical use in many other countries, including Germany, Italy, Japan, and the United Kingdom. In the United States, three of these tests have received 510(k) clearance from the FDA for clinical use and three others are being marketed for research use only. Partner revenues result from certain collaborative relationships and primarily consist of milestone payments, licensing fees and, during the most recent fiscal year, royalties received from these partners. Additionally, these revenues include sales to these partners of proprietary reagents for use with their test formats.

      The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995. Significant revenues from clinical sales of its products in the United States will be dependent, in part, upon the rate at which the Company can increase consumer awareness regarding bone and joint health management and can increase acceptance of its products among clinicians. Additionally, increased sales growth and improved product margins depend on the following: the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its products, the Company's ability to successfully launch new products, continued sales growth of its manual test formats, and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases overall market demand versus converting the existing manual kit business. There can be no assurance that the Company can successfully increase consumer and physician awareness or adoption of its products and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Due to seasonal factors such as customer and distributor vacations, the Company expects reduced product sales during the summer months, particularly in Europe. As a result of this seasonal effect, the Company's revenues could be lower in the quarter ending September 30 than in the other quarters.

      Historically, the Company's revenues have fluctuated significantly. Partner revenues have fluctuated primarily as a result of the timing of milestone payments received from corporate collaborations. Product sales have fluctuated primarily as a result of the introduction of new products, seasonal variations in demand, the rate of acceptance of the Company's products, international economic conditions, and variations in the timing and volume of distributor purchases. The Company expects that total revenues will fluctuate as a result of these and other factors and that international sales will continue to account for a significant portion of its revenues in the future. As a result, the Company expects its results from operations will vary significantly from quarter to quarter and from year to year and will depend on, among other things, gaining regulatory clearances in the United States and elsewhere, the rate of acceptance of the Company's products in the marketplace, the availability of reimbursement, the timing of fees and milestone payments from its partners in collaborative relationships, the execution of new collaborative relationships, costs associated with the development of the Company's new products, and costs associated with and the financial impact of any mergers and acquisitions. In fiscal year 1999, the Company plans to reduce current operating costs except those costs associated with product development completion and the worldwide launch of its portable ultrasound device.

      The Company's gross margin is affected by a number of factors, including product mix, product pricing, the extent of diagnostic test sales compared to reagent sales and royalty revenue, the percentage of direct sales compared to distributor sales, and manufacturing costs, including overhead and material costs.


Results of Operations

      Fiscal Years Ended June 30, 1998 and 1997

      Total revenues and product sales for the year ended June 30, 1998 increased to $7,706,000 and $6,544,000, respectively, from $6,725,000 and $6,405,000, respectively, for the year ended June 30, 1997. The 15% year over year increase in total revenues resulted primarily from an increase in non-recurring corporate partner milestone payments and from an increase in the test units sold worldwide. The Company generated approximately a 25% volume increase in Dpd tests sold based on broader adoption of the Company's bone resorption tests for worldwide clinical and research use. However, despite such increase in volume, the Company experienced only a 2% increase in product sales as the relative mix of Dpd tests sold is transitioning to automated formats from product sales resulting from manual formats. The clinical lab segment of the biochemical marker market is steadily changing how tests are performed from manual to automated tests. In order to maintain and further establish its current products in that market, Metra has licensed several corporate partners to market and sell products in the automated format. The revenues associated with automated format sales, however, are royalties instead of product sales and royalties provide income that is only a percentage of the equivalent manual test product sales. The Company believes that market adoption of its Dpd test is increasing as unit sales by these automated corporate partners in the fourth quarter of fiscal year 1998 were approximately six times the units sold during the same quarter in fiscal year 1997. The overall product adoption rate, however, has been slower than anticipated, so the Company remains focused on increasing consumer and physician awareness and acceptance. Product sales were also negatively impacted during the year ended June 30, 1998 by two other unrelated factors -- weakened Asian economies and the variable stocking patterns of several large distributors. International product sales accounted for 74% and 77% of product sales for the fiscal years ended June 30, 1998 and 1997, respectively.

      Partner revenues for the fiscal year ended June 30, 1998 increased to $1,162,000 from $320,000 for the fiscal year ended June 30, 1997 due to non-recurring milestone payments and increased royalties from corporate partners. The Company earned such milestone payments in connection with Sumitomo Pharmaceuticals Co., Ltd. establishing reimbursement with Japan's Ministry of Health and Welfare for Osteolinks-DPD and Bayer Corporation, one of Metra's automated test corporate partners, commencing sale of its clinical laboratory assay, the Immuno-1(TM) Dpd test.

      Cost of product sales for the fiscal year ended June 30, 1998 decreased to $3,737,000 from $3,982,000 for the fiscal year ended June 30, 1997, reflecting a slightly decreased volume of manual test products sold as well as certain reduced manufacturing costs. The gross margin on product sales for the fiscal year ended June 30, 1998 was 43% compared to 38% for the prior fiscal year. The increased gross margin average was due to increases in average selling prices resulting from an increased presence in direct markets with higher selling prices as well as efficiency gains in the Company's production process.

      Research and development expenses for the fiscal year ended June 30, 1998 increased to $5,716,000 from $5,670,000 for the fiscal year ended June 30, 1997. This increase resulted from incremental development costs associated with the QUS-2 portable ultrasound device that was part of the Osteo Sciences January 1996 acquisition. During the upcoming fiscal year, the Company expects research and development expenses to decrease from the current levels as the Company plans to complete development of the QUS-2.

      Sales and marketing expenses for the fiscal year ended June 30, 1998 increased to $9,523,000 from $8,838,000 for the fiscal year ended June 30, 1997. The net increase was due to a $3.5 million expense recognized during the current fiscal year in connection with the Company's Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). $3.0 million of this expense covered promotional activities performed by Berlex that included the utilization of the Berlex direct detailing pharmaceutical sales force. The remaining $506,000 of this expense was the fair value of the common stock purchase warrant issued to Berlex. Additionally, the Company paid Berlex commissions based upon increased sales of the Company's products. The Berlex program expense was partially offset by decreased direct promotional marketing expenses when compared to the fiscal year ended June 30, 1997. During fiscal 1999, the maximum payment to Berlex could be $2.5 million, not including commissions on increased product sales, and the maximum warrant issuance will be for the number shares derived from $3.0 million divided by 110% of the average NASDAQ closing price for the 30 trading days prior to the warrant's date of issuance. The Company and Berlex are currently in discussions regarding possible changes to the scope and terms of their commercial relationship under the Co-Promotion Agreement. The Company believes it is possible that Berlex's activities under the Co-Promotion Agreement may in the future be reduced in exchange for reduced payments by the Company, although there can be no assurance that such reductions will be implemented in the near future, if at all. The Company expects other sales and marketing expenses to decrease, primarily in the area of medical education, in the upcoming fiscal year.

      General and administrative expenses for the fiscal year ended June 30, 1998 decreased to $2,621,000 from $3,545,000 for the fiscal year ended June 30, 1997, due to decreased personnel costs and legal and consulting expenses. The Company expects future general and administrative expenses to approximate current levels.

      Net interest and other income for the fiscal year ended June 30, 1998 decreased to $1,969,000 from $2,183,000 for the fiscal year ended June 30, 1997 primarily as a result of the investments on which interest was earned during the current fiscal year being less than the total amounts invested during the previous fiscal year.

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

      Research and development expenses for the fiscal year ended June 30, 1997 increased to $5,670,000 from $4,308,000 for the fiscal year ended June 30, 1996. This increase resulted from increased internal product development, collaborative programs, and the on-going research costs of the ultrasound program that was acquired in January 1996.

      Sales and marketing expenses for the fiscal year ended June 30, 1997 increased to $8,838,000 from $7,725,000 for the fiscal year ended June 30, 1996. The increase is due to increased expenses associated with medical education programs and sales related spending increases at international locations.

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

Liquidity and Capital Resources

      The Company has financed its operations from inception primarily through the sale of preferred and common stock, payments received under collaborative research and development agreements, sales of the Company's diagnostic products for research and clinical use and, to a lesser extent, through equipment financing arrangements. In July 1995, the Company completed its initial public offering of 3,450,000 shares of common stock. All preferred stock was automatically converted into shares of common stock upon closing of the offering. The cash proceeds from the initial public offering, net of underwriters discounts were $32,085,000. Total additional expenses associated with the offering were $727,000, resulting in net proceeds from the offering of $31,358,000. In April 1996, the Company had a follow-on offering of 2,300,000 shares of Common Stock. The cash proceeds from the Company's follow-on offering, completed April 22, 1996, net of underwriters' discounts were $29,187,000. Total additional expenses associated with the follow-on offering were $450,000, resulting in net proceeds to the Company from the follow-on offering of $28,737,000.

      As of June 30, 1998, the Company had cash and investments of $27,217,000. During the fiscal year ended June 30, 1998, the Company's use of cash in operating activities was $10,813,000 compared to $12,515,000 for the fiscal year ended June 30, 1997. The decrease in cash used in operating activities was due to the decreased net loss primarily generated by decreased general and administrative expenses, increased partner revenue and the increased product gross margin.

      The Company has historically utilized leasing arrangements to finance capital purchases. As of June 30, 1998, $1,574,000 was outstanding in conjunction with these leases. The leases are classified as capital leases and expire in fiscal years 2000 and 2001. The Company's leasing agreements include negative covenants that require an irrevocable letter of credit in the event of non-compliance with the covenants.

      The Company's future capital requirements depend upon, among other things, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting and enforcing patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies and, in the longer term, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes that its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements through at least fiscal year 2000, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, the Company's approach to its marketing and sales activities, the cost of intellectual property protection and the costs associated with any company or product acquisitions. The Company may, however, seek additional equity or debt financing to fund further expansion of its operations, other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, industry conditions and competitive factors. There can be no assurance that if it becomes necessary to raise additional capital that such capital will be available on acceptable terms, if at all.

      The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company primarily invests in high quality debt instruments with average maturities of less than one year. A hypothetical 60 basis point increase in interest rates would result in an approximate $90,000 decrease (less than 0.4%) in the fair value of the Company's available-for-sale securities.

      A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily the British pound and Italian lira. To the extent that foreign currency cash collections from customers offset foreign currency denominated expenses, the Company's foreign currency risk is reduced. An adverse change of 10% in the foreign currency exchange rates is expected to result in an accounting loss before taxes of approximately $65,000.

      The Company is currently upgrading its financial information system software to a year 2000 compliant version. The Company plans for the upgrade to be tested and operational by the end of fiscal year 1999. The Company is currently assessing the Year 2000 compliance of its other primary computer system software and is planning to complete any software upgrades required by the end of fiscal year 1999. The cost of year 2000 initiatives is not expected to be material to the Company's results of operations or financial position. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's primary software being rendered inoperative. The Company is also currently assessing its third-party relationships to ensure that those parties have appropriate plans in place to correct any year 2000 issues. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Metra Biosystems, Inc.

We have audited the accompanying consolidated balance sheets of Metra Biosystems, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended June 30, 1998 and 1997 listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metra Biosystems, Inc. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended June 30, 1998.


                                       ERNST & YOUNG LLP


Palo Alto, California
July 22, 1998

                          Independent Auditors' Report

The Board of Directors and Shareholders
Metra Biosystems, Inc.

We have audited the accompanying consolidated statements of operations, shareholders equity, and cash flows of Metra Biosystems, Inc. and subsidiaries (the Company) for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metra Biosystems, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


San Francisco, California
July 18, 1996

                             METRA BIOSYSTEMS, INC.

                           Consolidated Balance Sheets
                             June 30, 1998 and 1997
               (in thousands, except share and per share amounts)

                                                             1998        1997
                                                             ----        ----
                         Assets
Current assets:
  Cash and cash equivalents                                $  6,976    $ 11,709
  Short-term investments                                     12,831      18,876
  Accounts receivable, net of allowance for doubtful
    accounts of $180 and $147 at June 30, 1998 and
    1997, respectively                                        1,831       1,576
  Interest receivable                                           275         503
  Inventories                                                   869       1,446
  Prepaid expenses and other current assets                     615         736
                                                           --------    --------

           Total current assets                              23,397      34,846

Property and equipment, net                                   3,302       4,182
Long-term investments                                         7,410       8,555
Other assets                                                    454         185
                                                           --------    --------

                                                           $ 34,563    $ 47,768
                                                           ========    ========

          Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                         $  1,058    $  1,068
  Accrued liabilities                                         1,834       2,483
  Current portion of capital lease obligations                  630         566
                                                           --------    --------

           Total current liabilities                          3,522       4,117

Long-term portion of capital lease obligations                  944       1,574

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares            --          --
    authorized, no shares issued or outstanding
  Common  stock, $0.001 par value, 50,000,000 shares
    authorized; 12,687,845 and 12,628,618 shares
    issued and outstanding at June 30, 1998 and 1997,            13          13
    respectively
  Additional paid-in capital                                 95,329      95,219
  Notes receivable from  shareholders                           (40)        (40)
  Deferred compensation                                         (22)        (70)
  Unrealized loss on investments                               (209)        (13)
  Cumulative translation adjustment                             (36)        (16)
  Accumulated deficit                                       (64,938)    (53,016)
                                                           --------    --------

           Total shareholders' equity                        30,097      42,077
                                                           --------    --------

                                                           $ 34,563    $ 47,768
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                      Consolidated Statements of Operations
                    Years ended June 30, 1998, 1997, and 1996
                    (in thousands, except per share amounts)

                                                   1998       1997       1996
                                                   ----       ----       ----
Revenues:
  Product sales                                  $  6,544   $  6,405   $  4,413
  Partner revenue                                   1,162        320      2,057
                                                 --------   --------   --------

    Total revenues                                  7,706      6,725      6,470
                                                 --------   --------   --------

Operating expenses:
  Cost of product sales                             3,737      3,982      3,276
  Research and development                          5,716      5,670      4,308
  Sales and marketing                               9,523      8,838      7,725
  General and administrative                        2,621      3,545      3,070
  Acquired in-process research and development         --         --     11,291
                                                 --------   --------   --------

    Total operating expenses                       21,597     22,035     29,670
                                                 --------   --------   --------

  Loss from operations                            (13,891)   (15,310)   (23,200)

Interest income                                     1,854      2,430      1,947
Interest expense                                     (201)      (214)      (106)
Other income (expense)                                316        (33)       (40)
                                                 --------   --------   --------

    Net loss                                     $(11,922)  $(13,127)  $(21,399)
                                                 ========   ========   ========

Basic and diluted net loss per share (Note 1)    $  (0.94)  $  (1.04)  $  (2.05)
                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 Consolidated Statements of Shareholders' Equity
                    Years ended June 30, 1998, 1997, and 1996
                      (in thousands, except share amounts)

                                                                                                      Notes
                                                          Common Stock            Additional       Receivable
                                                   ---------------------------      paid-in           From
                                                     Shares           Amount        capital       shareholders
                                                   -----------     -----------    -----------     ------------
Balances as of June 30, 1995                       $   874,095     $         1    $       990     $      (169)

Issuance of common stock under  employee
  stock option and purchase plans                       98,927              --            205              79
Issuance of common stock related to acquisition
  of Osteo Sciences Corporation                        541,072               1         10,000              --
Conversion of preferred stock into common stock      5,324,685               5         23,255              --
Conversion of warrants into common stock                 9,989              --             --              --
Issuance of common stock related to public
  offerings                                          5,750,000               6         60,089              --
Amortization of deferred compensation                       --              --             --              --
Translation adjustment                                      --              --             --              --
Unrealized loss on investments                              --              --             --              --
Net loss                                                    --              --             --              --
                                                   -----------     -----------    -----------     -----------
Balances as of June 30, 1996                        12,598,768              13         94,539             (90)

Issuance of common stock under employee
  stock option and purchase plans                       46,344              --            157              50
Repurchase of common stock                             (16,494)             --            (20)             --
Deferred compensation relating to granting
  of stock options                                          --              --             37              --
Amortization of deferred compensation                       --              --             --              --
Issuance of warrants                                        --              --            506              --
Translation adjustment                                      --              --             --              --
Unrealized gain on investments                              --              --             --              --
Net loss                                                    --              --             --              --
                                                   -----------     -----------    -----------     -----------
Balances as of June 30, 1997                        12,628,618              13         95,219             (40)

Issuance of common stock under employee
  stock option and purchase plans                       60,269              --            111              --
Repurchase of common stock                              (1,042)             --             (1)             --
Amortization of deferred compensation                       --              --             --              --
Translation adjustment                                      --              --             --              --
Unrealized gain (loss) on investments                       --              --             --              --
Net loss                                                    --              --             --              --
                                                   -----------     -----------    -----------     -----------

Balances as of June 30, 1998                        12,687,845     $        13    $    95,329     $       (40)
                                                   ===========     ===========    ===========     ===========

                                                                                                                      Total
                                                                   Unrealized      Cumulative                      shareholders'
                                                    Deferred         loss on       translation     Accumulated       equity
                                                  compensation     investments      adjustment       deficit        (deficit)
                                                  ------------     -----------     -----------     -----------     -----------
Balances as of June 30, 1995                       $      (187)    $        (1)    $        --     $   (18,490)    $   (17,856)

Issuance of common stock under employee
  stock option and purchase plans                           --              --              --              --             284
Issuance of common stock related to acquisition
  of Osteo Sciences Corporation                             --              --              --              --          10,001
Conversion of preferred stock into common stock             --              --              --              --          23,260
Conversion of warrants into common stock                    --              --              --              --              --
Issuance of common stock related to public
  offerings                                                 --              --              --              --          60,095
Amortization of deferred compensation                      108              --              --              --             108
Translation adjustment                                      --              --              13              --              13
Unrealized loss on investments                              --             (82)             --              --             (82)
Net loss                                                    --              --              --         (21,399)        (21,399)
                                                   -----------     -----------     -----------     -----------     -----------
Balances as of June 30, 1996                               (79)            (83)             13         (39,889)         54,424

Issuance of common stock under employee
  stock option and purchase plans                           --              --              --              --             207
Repurchase of common stock                                  --              --              --              --             (20)
Deferred compensation relating to granting
  of stock options                                         (37)             --              --              --              --
Amortization of deferred compensation                       46              --              --              --              46
Issuance of warrants                                        --              --              --              --             506
Translation adjustment                                      --              --             (29)             --             (29)
Unrealized gain on investments                              --              70              --              --              70
Net loss                                                    --              --              --         (13,127)        (13,127)
                                                   -----------     -----------     -----------     -----------     -----------
Balances as of June 30, 1997                               (70)            (13)            (16)        (53,016)         42,077

Issuance of common stock under employee
  stock option and purchase plans                           --              --              --              --             111
Repurchase of common stock                                  --              --              --              --              (1)
Amortization of deferred compensation                       48              --              --              --              48
Translation adjustment                                      --              --             (20)             --             (20)
Unrealized gain (loss) on investments                       --            (196)             --              --            (196)
Net loss                                                    --              --              --         (11,922)        (11,922)
                                                   -----------     -----------     -----------     -----------     -----------

Balances as of June 30, 1998                       $       (22)    $      (209)    $       (36)    $   (64,938)    $    30,097
                                                   ===========     ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                      Consolidated Statements of Cash Flows
                    Years ended June 30, 1998, 1997, and 1996
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                               1998         1997         1996
                                                                             --------     --------     --------
Cash flows from operating activities:
  Net loss                                                                   $(11,922)    $(13,127)    $(21,399)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                           1,264        1,295          610
        Warrants issued in connection with marketing activities (Note 10)         506           --           --
        Compensation expenses paid in stock                                        48           46          108
        Forgiveness of notes receivable from officers                              39           37           29
        Loss on disposition of property and equipment                              74           52           19
        Write-off of in-process research and development                           --           --       11,291
        Changes in operating assets and liabilities:
          Trade accounts and interest receivable                                  (27)        (235)      (1,284)
          Inventories                                                             577         (406)        (402)
          Other current assets and other assets                                  (713)         265       (1,046)
          Accounts payable and accrued expenses                                  (659)        (442)       1,344
                                                                             --------     --------     --------
            Net cash used in operating activities                             (10,813)     (12,515)     (10,730)
Cash flows from investing activities:
  Purchases of investments                                                    (25,659)     (28,111)     (46,837)
  Maturities of investments                                                    32,653       33,780       14,725
  Purchases of property and equipment, net                                       (469)      (1,215)      (3,048)
  Proceeds from sale of property and equipment                                     11           --           --
  Repayment of notes receivable from officers                                      --           50           79
                                                                             --------     --------     --------

            Net cash provided by (used in) investing activities                 6,536        4,504      (35,081)
Cash flows from financing activities:
  Proceeds from capital lease financing                                            --          847        1,922
  Repayment of capital lease obligations                                         (566)        (481)        (240)
  Proceeds from sales of common stock, net                                        110          137       61,029
                                                                             --------     --------     --------

            Net cash provided by (used in) financing activities                  (456)         503       62,711
                                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents                           (4,733)      (7,508)      16,900

Cash and cash equivalents at beginning of year                                 11,709       19,217        2,317
                                                                             --------     --------     --------

Cash and cash equivalents at end of year                                     $  6,976     $ 11,709     $ 19,217
                                                                             ========     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                     $    201     $    214     $    106

Supplemental disclosure of non-cash investing and financing activities:
  Assets acquired from purchase of Osteo Sciences Corporation                $     --     $     --     $   (605)
  Liabilities assumed from purchase of Osteo Sciences                        $     --     $     --     $    686
  Issuance of warrants under Co-Promotion agreement (Note 10)                $     --     $    506     $     --

          See accompanying notes to consolidated financial statements.

                             METRA BIOSYSTEMS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

(d) Investments

      The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company, by policy, invests primarily in highly rated debt instruments and limits the amount of investment with any one issuer. The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term and short-term investments are based on quoted market prices.

(e) Major Customers and Concentrations of Credit Risk

      Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of investments and trade accounts receivable. As of June 30, 1998, one distributor had a balance that was 23% of accounts receivable and as of June 30, 1997, no single customer accounted for greater than 10% of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral on credit sales to its customers.

      The Company earns revenues primarily through product sales through distributors and through collaborative agreements with partners. Product revenues from one distributor constituted 14%, 15% and 12% of total revenues for the years ended June 30, 1998, 1997 and 1996, respectively. For the year ended June 30, 1998 one corporate partner constituted 10% of total revenues, including a milestone payment and product sales, for the year ended June 30, 1997 no corporate partner constituted greater than 10% of total revenues and for the year ended June 30, 1996 one corporate partner constituted 16% of total revenues with that revenue related to milestone payments.

(f) Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(1) The Company and Summary of Significant Accounting Policies (Continued)

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

(i) Partner Revenue

      Partner revenue consists principally of milestone payments, licensing fees, royalties, and proceeds from sales of reagents to collaborative partners for research purposes.

(j) Promotion and Advertising Costs

      All costs related to marketing and production costs of promoting and advertising the Company's products are expensed in the period incurred.

(k) Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars at current rates, except that revenue, costs and expenses are translated at average rates during each reporting period. Gains and losses resulting from foreign currency transactions and intercompany balances expected to be paid in the foreseeable future are included in results of operations. Gains and losses resulting from translation of financial statements are excluded from results of operations and are reflected as a cumulative translation adjustment, which is reported as a separate component of shareholders' equity. The Company has sales denominated in foreign currencies, primarily the British pound and the Italian lira. The Company offsets the foreign currency exposure of these sales with expenses denominated in local currencies. The Company does not utilize foreign currency forwards or options to manage the foreign currency exposure. As of June 30, 1998, the Company has not experienced material gains or losses from foreign currency fluctuations.

(l) Basic and Diluted Net Loss Per Share

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, non-vested stock is not considered to be outstanding for the purposes of computing basic and diluted earnings per share. However, for the purpose of computing dilutive earnings per share during periods of income, the dilutive effect of non-vested stock is included using the treasury stock method for periods with income. The Company has restated net loss per share, where appropriate, to conform to the requirements of Statement 128. The following table sets forth the computation of net loss per share:

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

                                                                       1998         1997          1996
                                                                     --------     --------      --------
                                                                               (in thousands)
      Numerator for basic and diluted net loss per share:

      Net loss                                                       $(11,922)    $(13,127)    $(21,399)
                                                                     ========     ========     ========
      Denominator:

      Weighted average shares                                          12,652       12,610       10,515

      Weighted  average  non-vested  shares subject to repurchase          (9)         (24)         (66)
                                                                     --------     --------     --------
      Denominator  for basic and  diluted net loss per share           12,643       12,586       10,449
                                                                     ========     ========     ========
      Basic and diluted net loss per share                           $  (0.94)    $  (1.04)    $  (2.05)
                                                                     ========     ========     ========

      The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive. As of June 30, 1998, the Company has the following potentially dilutive securities outstanding (shares in thousands):

      Stock options                              1,178,572

      Non-vested shares subject to repurchase        2,084

      Warrants                                     413,233

      These potentially dilutive securities would be included in the computation of diluted earnings per share upon certain events including the Company achieving profitability and increases in the market price of the Company's stock.

(m) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

(n) Stock-Based Compensation

      In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not record compensation expense for stock option grants to employees and directors when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant. The Company recognizes compensation expense for options granted to consultants and other non-employees based upon the fair value of the options granted at the grant date. Such amounts have not been material in any period presented.

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(2) Investments

      Investments consisted of the following at June 30:

                                                   1998                                                1997
                              -----------------------------------------------     -----------------------------------------------
                                          Unrealized   Unrealized     Fair                    Unrealized   Unrealized     Fair
                                Cost        Gains        Losses       Value         Cost        Gains        Losses       Value
                              --------    ----------   ----------    --------     --------    ----------   ----------    --------
                                                                        (in thousands)
                                                                        --------------
Corporate bonds & notes       $  9,119     $     10     $     (5)    $  9,124     $ 18,635     $     13     $     (4)    $ 18,644
Commercial paper                 7,052           --           (1)       7,051        3,492           --           --        3,492
Mortgaged backed
  securities                     3,500            5           (1)       3,504        6,284           --           (5)       6,279
U.S. government
  securities                        --           --           --           --        4,499            5           --        4,504
State & municipal
  obligations                       --           --           --           --        3,327            1           --        3,328
Other debt securities            3,372           --           --        3,372        2,461           --                     2,461
                              --------     --------     --------     --------     --------     --------     --------     --------

                                23,043           15           (7)      23,051       38,698           19           (9)      38,708

Marketable equity
  securities                     4,050           --         (217)       3,833        2,450           --          (23)       2,427
                              --------     --------     --------     --------     --------     --------     --------     --------

Total available-for-sale        27,093           15         (224)      26,884       41,148           19          (32)      41,135
  securities
Less amounts classified as
  cash equivalents              (6,643)          --           --       (6,643)     (13,704)          --           --      (13,704)
                              --------     --------     --------     --------     --------     --------     --------     --------

Total investments             $ 20,450     $     15     $   (224)    $ 20,241     $ 27,444     $     19     $    (32)    $ 27,431
                              ========     ========     ========     ========     ========     ========     ========     ========

There were no material proceeds or gross realized gains or losses in the years ended June 30, 1998, 1997 or 1996.

The cost and estimated fair value of securities available-for-sale as of June 30, 1998, by contractual maturity, consisted of the following:

                                                         Cost        Fair Value
                                                         ----        ----------
                                                           (in thousands)

      Due in one year or less                          $14,975        $14,974
      Due in one to three years                          4,568          4,573
                                                       -------        -------
                                                        19,543         19,547

      Marketable equity securities                       4,050          3,833
      Mortgage-backed securities                         3,500          3,504
                                                       -------        -------
                                                       $27,093        $26,884
                                                       =======        =======

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(3) Inventories

      Inventories consist of the following:

                                                                 June 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                              (in thousands)

      Raw materials                                        $   298      $   224
      Work in process                                          275           95
      Finished goods                                           296        1,127
                                                           -------      -------
      0                                                    $   869      $ 1,446
                                                           =======      =======

(4) Property and Equipment

      Property and equipment consists of the following:

                                                                 June 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                              (in thousands)

      Machinery and equipment                              $ 3,925      $ 4,023
      Furniture and fixtures                                   154          171
      Leasehold improvements                                 3,010        2,999
                                                           -------      -------
                                                             7,089        7,193
      Less accumulated depreciation and amortization        (3,787)      (3,011)
                                                           -------      -------
                                                           $ 3,302      $ 4,182
                                                           =======      =======

      Included in property and equipment is approximately $2,770,000 of equipment recorded under capital lease agreements at June 30, 1998 and 1997. Accumulated amortization related to this equipment was approximately $1,722,000, and $1,083,000 as of June 30, 1998 and 1997, respectively. During the years ended June 30, 1998 and 1997, the Company disposed of and retired fully depreciated property and equipment having a historical cost of $558,000 and $135,000, respectively.

(5) Accrued Liabilities

      A summary of accrued liabilities follows:

                                                                 June 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                              (in thousands)

      Compensation expenses                                $   601      $   525
      Contract manufacturing costs                              90          400
      Other expenses                                         1,143        1,558
                                                           -------      -------
                                                           $ 1,834      $ 2,483
                                                           =======      =======

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(6) Lease Commitments

      The Company leases certain equipment and its facilities under leases classified as capital and operating leases, respectively. These leases expire at various dates through 2002. Future minimum lease payments relating to these non-cancelable leases are as follows:

      Year ended June 30:                                 Capital      Operating
      -------------------                                  leases        leases
                                                          -------      ---------
                                                              (in thousands)

        1999                                              $   767       $   344
        2000                                                  768           344
        2001                                                  245           318
        2002                                                   --            14
                                                          -------       -------

      Total minimum lease payments                          1,780       $ 1,020
                                                                        =======
      Less amount representing interest                      (206)
                                                          -------
      Present value of minimum lease payments               1,574
      Less current portion of capital lease obligations      (630)
                                                          -------
      Long-term portion of capital lease obligations      $   944
                                                          =======

      Interest expense related to capital leases was $201,000, $210,000 and $106,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Rent expense for the years ended June 30, 1998, 1997 and 1996 was $384,000, $380,000 and $322,000, respectively.

(7) Shareholders' Equity

(a) Common Stock Subject to Repurchase

      Since inception, 289,165 shares of common stock have been issued to certain individuals under stock purchase agreements that permit the Company to repurchase, at the original issuance price, a portion of such shares in the event an individual shareholder ceases to be associated with the Company. The shares subject to repurchase generally expire on a pro-rata basis over a four-year period. As of June 30, 1998 and 1997, there were approximately 2,084 and 15,626 shares, respectively, subject to repurchase.

(b) Shareholder Rights Plan

      Under the Company's Shareholder Rights Plan, adopted in August 1996, one preferred share purchase right (a "Right") is attached to each share of common stock of the Company. Each Right will entitle shareholders to purchase 1/1000 of a share of Series A participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of the Company's common stock, at an exercise price of $50. The Rights only become exercisable in certain limited circumstances involving acquisitions of 20% or tender offers for 30% or more of the Company's common stock. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at a price of $.01 per Right. After becoming exercisable, in certain more limited circumstances, each Right entitles its holder to purchase for $50 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value equal to $100. The Rights expire in August, 2006.

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(c) Notes Receivable from Shareholders

      At June 30, 1998 and 1997, the Company had one note receivable from a shareholder totaling $40,000 for a purchase of common stock at an interest rate of 7.60%. At June 30, 1996, the Company had two notes receivable outstanding from shareholders totaling $90,000 for purchases of common stock at an interest rate of 7.60%. Full payment of principal and accrued interest on the notes is due four years from the date of purchase of the common stock.

(8) Stock Option and Purchase Plans

(a) 1990 Stock Option Plan

      The Company has reserved 700,000 shares for issuance under its 1990 Stock Option Plan which provided for stock options to be granted to employees (including consultants, officers, and directors). Upon the adoption of the Company's 1995 Stock Option Plan, the Company's Board of Directors determined to make no future grants under the 1990 Stock Option Plan. Options available for grant and options outstanding as of June 30, 1998 under the 1990 Incentive Stock Plan were 92,967 and 137,329, respectively.

      The Company has recorded deferred compensation of $575,000 related to certain of the Company's common stock options granted for the year ended June 30, 1995 under the 1990 Incentive Stock Plan. This amount is being amortized over the relevant period of benefit. For the years ended June 30, 1998, 1997 and 1996, $48,000, $46,000 and $108,000, respectively, was amortized.

(b) 1995 Stock Option Plan

      The Company's 1995 Stock Option Plan (the 1995 Option Plan) was adopted by the Board of Directors in April 1995 and was approved by the Company's shareholders in June 1995. An aggregate of 1,000,000 shares of the Company's common stock were initially reserved for issuance under the 1995 Option Plan. An additional 500,000 shares were reserved for issuance in December 1996. The 1995 Option Plan provides for the granting to employees of incentive stock options and for the granting to consultants of nonstatutory stock options. The exercise price of all incentive stock options granted under the 1995 Option Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant (at least 85% of the fair market value for nonstatutory stock options). The exercise price of any incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of the Company's outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Options generally become exercisable over 4 years and have a ten-year term. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the maximum term of the option must not exceed five years. If not terminated earlier, the 1995 Stock Option Plan will terminate in 2005.

      Options available for grant and options outstanding as of June 30, 1998 under the 1995 Option Plan were 848,377 and 941,243, respectively.

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

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

      Options available for grant and options outstanding as of June 30, 1998 under the Directors' Plan were 100,000 and 100,000, respectively.

(d) Summary Stock Option Information

The following table summarizes option activity under the stock option plans:

                                 Options            Total                                Weighted
                              available for        options            Range of            average
                                  grant          outstanding       exercise prices    price per share
                             ---------------    ------------      -----------------   ---------------
Balances as of June 30, 1995         144,259          371,659       $0.03 - $10.00      $    3.18
  Options authorized               1,000,000               --             --                   --
  Options granted                   (937,733)         937,733        0.46 - 20.88           14.29
  Options exercised                       --          (79,813)       0.03 - 14.50            1.07
  Options canceled                   349,529         (349,529)       0.48 - 20.88           15.34
                                  ----------        ---------
Balances as of June 30, 1996         556,055          880,050        0.24 -19.81            10.38
  Options authorized                 500,000               --             --                   --
  Options granted                 (1,115,165)       1,115,165        4.50 - 05.88            5.00
  Options exercised                       --          (14,314)       0.46 - 06.00            1.86
  Options canceled                   720,820         (720,820)       0.46 - 15.50           11.93
  Shares repurchased                  16,494               --             --                   --
                                  ----------        ---------
Balances as of June 30, 1997         678,204        1,260,081        0.24 - 19.81            4.83
  Options authorized                 300,000               --             --                   --
  Options granted                   (364,200)         364,200        2.25 - 04.75            4.48
  Options exercised                       --          (19,411)       0.46 - 02.29            0.82
  Options canceled                   426,298         (426,298)       0.46 - 19.81            5.40
  Shares repurchased                   1,042               --             --                   --
                                  ----------        ---------
Balances as of June 30, 1998       1,041,344        1,178,572        $0.24 - $10.00      $   4.58
                                  ==========        =========

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

The following table summarizes information about options outstanding as of June 30, 1998:

                                         Outstanding                         Exercisable
                            -------------------------------------       --------------------
                                           Weighted
                                            average      Weighted                   Weighted
                                          contractual    average         Number     average
          Range of           Number of      life (in     exercise          of       exercise
      Exercise Prices         shares         years)        price         shares       price
      ---------------       ----------    -----------    --------       -------     --------

      $0.24  - $2.29           148,614        5.6        $    0.98      128,421      $   0.82

      $3.50  - $5.00           920,794        7.8        $    4.79      360,899      $   4.92

      $9.00  -$10.00           109,164        7.4        $    7.71       57,736      $   7.80
                             ---------                                  -------

         Total               1,178,572        7.5        $    4.58      547,056      $   4.26
                             =========                                  =======

      At June 30, 1998, 1997, 1996 options for 547,056, 326,353 and 139,389 shares, respectively, were exercisable under the stock options plans.

      In 1995, 19,343 options were issued at prices ranging from $0.46-$2.29 per share due to the conversion of options held by Osteo Science option holders in connection with the Osteo Sciences acquisition. On January 31, 1996, the Company's Board of Directors approved an option exchange, subject to election by the option holders, whereby options to purchase 272,400 shares of the Company's common stock at prices ranging from $17.00 to $20.88 per share were canceled and reissued at $15.25 per share which was the fair market value of the Company's common stock on that date. The new options generally vest over four years beginning January 31, 1996. On August 21, 1996, the Company's Board of Directors approved an option exchange, subject to election by the option holders, whereby options to purchase 550,485 shares of the Company's common stock at prices ranging from $6.50 to $15.50 per share were canceled and reissued at $5.00 per share which was the fair market value of the Company's common stock on that date. The new options generally vest over four years beginning August 21, 1996.

(e) Pro forma information

      If the Company had elected to recognize compensation cost based on the fair value of stock options granted, as prescribed under SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                        1998             1997
                                                      --------         --------
                                                         (in thousands, except
                                                           per share amounts)
      Net Loss - as reported                          $(11,922)        $(13,127)
      Net loss - pro forma                            $(13,720)        $(14,471)
      Net loss per share - as reported                $  (0.94)        $  (1.04)
      Net loss per share - pro forma                  $  (1.08)        $  (1.15)

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

      The fair value of each option grant, for purposes of calculating the pro forma net loss above was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                        1998               1997
                                                        ----               ----
      Expected stock price volatility                   .636               .670
      Risk-free interest rate range                     6.0%           5.5-6.5%
      Expected life of options                       4 years        1 - 4 years
      Dividend yield                                      0%                 0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1998, 1997 and 1996 computed using the Black-Scholes method was 2.40, $2.13 and $5.75 per share, respectively.

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

Purchases of shares made under the Purchase Plan were 40,858 and 32,030 for the years ended June 30, 1998 and 1997, respectively.

(g) Common Stock Reserved

      At June 30, 1998, the Company has reserved shares of common stock for future issuances as follows:

                                                   In Thousands
      Stock option plans                                  2,220
      Stock purchase plan                                   108
      Stock warrants                                        413
                                                          -----
        Total                                             2,741
                                                          =====

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(9) Development and License Agreements

      The Company has a significant number of development and license agreements, most of which relate to the use of the Company's technology on the automated diagnostic testing systems of the partner. Revenues earned from milestone and licensing fees under development and license agreements were $840,000, $100,000 and $1,670,000 for the years ended June 30, 1998, 1997 and
1996, respectively.

      Significant development and license agreements include the following:

Sumitomo Pharmaceuticals Co., Ltd.

      In March 1993, the Company entered into a research and development agreement with Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo). Under the terms of the agreement, the Company will update existing, and develop new, diagnostic assay kits for the detection and management of bone and other connective tissue diseases. The distribution and marketing rights for these kits in Japan will be held by Sumitomo. Under certain circumstances, Sumitomo will also have the right to acquire marketing and distribution rights in certain Asian markets. Under the agreement, the Company will also manufacture and supply the products at formula prices that are subject to periodic renegotiation. The term of the agreement is for an initial ten-year period with options to extend the term upon mutual consent. Sumitomo has the right to terminate the agreement upon six months written notice. Payments for certain ongoing costs of research and development incurred by the Company are payable to the Company under the agreement upon the achievement of certain milestones and regulatory approvals.

      In June 1994 and February 1995, the Company entered into two additional agreements with Sumitomo, granting Sumitomo certain additional marketing and distribution rights. These agreements call for Sumitomo to pay the Company certain amounts upon the achievement of certain milestones and regulatory approvals.

(10) Other Agreements

      In April 1997, the Company entered into a Co-Promotion Agreement with Berlex Laboratories, Inc. ("Berlex"). The Company paid Berlex $3 million in December 1997 for promotional activities performed by Berlex over the first year of the promotional agreement that started on July 1, 1997. The $3 million has been recognized as expense ratably over the initial one-year term. In connection with this agreement, the Company issued Berlex a warrant to acquire 413,233 shares of common stock at an exercise price of $4.84 per share. The warrant has a four-year term. The fair value of the warrant issued to Berlex of $506,000 has also been amortized over the initial one-year service period. In addition, the Company paid Berlex additional commissions based upon increased sales of the Company's products over the prior fiscal year. During fiscal 1999, the maximum payment to Berlex could be $2.5 million, not including commissions on increased product sales, and the maximum warrant issuance could be for shares valued at no more than $3.0 million with an exercise price still to be determined as 110% of the average NASDAQ closing price for the 30 trading days prior to the warrant's date of issuance. The Company and Berlex are currently in discussions regarding possible changes to the scope and terms of their commercial relationship under the Co-Promotion Agreement. The Company believes it is possible that Berlex's activities under the Co-Promotion Agreement may in the future be reduced in exchange for reduced payments by the Company, although there can be no assurance that such reductions will be implemented in the near future, if at all.

(11) Income Taxes

      Due to the operating losses incurred since inception, income tax expense for all periods has consisted only of minimum state taxes.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% of pretax losses as a result of the following:

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

                                                                           June 30,
                                                             -----------------------------------
                                                               1998          1997          1996
                                                             -------       -------       -------
                                                                       (in thousands)
      Computed "expected" tax benefit                        $(4,053)      $(4,193)      $(7,276)

      Losses and credits for which no benefit has
        been recognized                                        3,996         4,145         3,139
      Purchased research and development                          --            --         3,839
      Change in the beginning of the year
        valuation allowance, including use of net
        operating loss carryforwards and foreign losses           41            23           280
      Other                                                       16            25            18
                                                             -------       -------       -------

                                                             $    --       $    --       $    --
                                                             =======       =======       =======

      The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities is presented below:

                                                       Year ended June 30,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
                                                         (in thousands)
      Deferred tax assets:
        Capitalized research and development         $    769       $    285
        Net operating loss carryforwards               17,752         13,771
        Research and development credits                1,151            844
        Other                                           1,409          1,163
                                                     --------       --------

            Total gross deferred tax assets            21,081         16,063

          Less valuation allowance                    (21,081)       (16,063)
                                                     --------       --------

            Deferred tax assets / (liabilities)      $     --       $     --
                                                     ========       ========

      Management believes significant uncertainty exists regarding the ability to realize the Company's deferred tax assets and accordingly, a valuation allowance has been established. The valuation allowance for deferred tax assets as of July 1, 1996 was $11,569,000. The net change in the valuation allowance for the years ended June 30, 1998, 1997 and 1996 was an increase of $4,549,000, $4,473,000 and $4,355,000, respectively. If realized, approximately $259,000 of deferred tax assets will be credited to paid-in-capital.

      As of June 30, 1998 and 1997, the Company had federal tax net operating loss carryforwards of approximately $49,179,000 and $38,174,000, respectively, which expire in 2004 through 2012. The Company also had foreign loss carryforwards of $1,610,000 and $1,070,000 at June 30, 1998 and 1997,
respectively, which extend indefinitely.

      The Company also has federal research and development credit carryforwards of approximately $780,000 and $572,000 at June 30, 1998 and 1997, respectively, which will expire in 2004 through 2012.

      State tax net operating loss carryforwards were approximately $17,675,000 and $13,572,000 and research and development credit carryforwards were $485,000 and $370,000 at June 30, 1998 and 1997, respectively. The state losses expire in 1998 through 2003 and the credits may be carried forward indefinitely.

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

      The Company's ability to utilize federal and state net operating loss carryforwards and research credits may be subject to substantial annual limitations due to the "change of ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards and credits before utilization.

(12) Employee Benefits

      The Company has a deferred savings 401(k) plan for its domestic employees. The Company may make matching contributions to the plan at its discretion. To date, no contributions have been made by the Company to the plan.

(13) Industry and Geographic Information

      The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a significant portion of the Company's product sales that are summarized by geographic area as follows:

                                                    Year ended June 30,
                                           ------------------------------------
                                            1998           1997           1996
                                           ------         ------         ------
                                                      (in thousands)

      United States                        $1,681         $1,480         $  987
      Export sales:
        Europe                              3,799          3,581          2,279
        Pacific Rim                           727            993            917
        Other international                   337            351            230
                                           ------         ------         ------
          Total export sales                4,863          4,925          3,426
                                           ------         ------         ------
          Total product sales              $6,544         $6,405         $4,413
                                           ======         ======         ======

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

                             METRA BIOSYSTEMS, INC.

                                  June 30, 1998

(15) Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is required to be adopted in fiscal year 1999. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on earnings or the financial position of the Company.

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"), which is required to be adopted in fiscal year 1999. Statement 130 establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income for the Company include items such as net income, changes in the value of available-for-sale securities, and translation gains and losses. Management does not anticipate that the adoption of the Statement 130 will have a significant effect on earnings or the financial position of the Company.

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

      The Company did not consult with Ernst & Young LLP during the two years prior to their appointment as independent auditors of the Company.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the 1998 Annual Meeting of Shareholders ("1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

      Information regarding Registrant's executive and other officers is set forth in this Form 10-K in Part I, Item 1.

Item 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the information required by this item is incorporated by reference into this Form 10-K from the information set forth under the 1998 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Certain Documents filed as part of the Form 10-K

1.    Financial Statements                                                 Page
                                                                           ----
      Reports of Independent Auditors                                      25
      Consolidated Balance Sheets                                          27
      Consolidated Statements of Operations                                28
      Consolidated Statement of Shareholders' Equity (Deficit)             29
      Consolidated Statements of Cash Flows                                30

2.    Financial Statement Schedules

Schedule II. Valuation Accounts

                                Balance at    Provision
                                Beginning     charged to        Accounts        Balance at
                                 of year      operations       written off      end of year
                                ---------     ----------       -----------      ----------
Allowance for doubtful accounts:

Year ended June 30, 1996        $ 33,188        $ 70,500        $  (3,000)        $100,688
Year ended June 30, 1997         100,688          55,410           (8,754)         147,344
Year ended June 30, 1998         147,344          36,000           (3,520)         179,824

Inventory reserves:

Year ended June 30, 1996        $264,045        $177,979        $(112,105)        $329,919
Year ended June 30, 1997         329,919         166,553         (148,472)         348,000
Year ended June 30, 1998         348,000         154,000         (100,000)         402,000

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K -- None

(c) Exhibits

                                                                       Exhibit
Description of Document                                                Number
------------------------------------------------------------------------------
Articles of Incorporation of Registrant.                               3.1*
Form of Amended and Restated Articles of Incorporation of Registrant.  3.2*
Bylaws of Registrant.                                                  3.3*
Rights Agreement among the Registrant and certain security holders
  of the Registrant, dated as of January 11, 1994.                     4.2*
Amendment No. 1 to Preferred Shares Rights Agreement, dated as of
  January 17, 1997, between Metra Biosystems, Inc. and the First
  National Bank of Boston                                              4.99(b)
Form of Indemnification Agreement.                                     10.1*
1990 Incentive Stock Plan.                                             10.2*
Forms of agreements under 1990 Incentive Stock Plan.                   10.2a*
1995 Stock Option Plan.                                                10.3*
Form of Option Agreement under 1995 Stock Option Plan.                 10.3a*
1995 Employee Stock Purchase Plan.                                     10.4*
Form of Subscription Agreement under 1995 Employee Stock Purchase
  Plan.                                                                10.4a*
1995 Directors' Stock Option Plan.                                     10.5*
Form of Option Agreement under 1995 Directors' Stock Option Plan.      10.5a*
Industrial Real Estate Lease (Single-Tenant Facility) and Lease
  Addendum, dated November 1, 1993, between the Registrant and State
  Teachers Retirement System, and First Amendment, dated as of
  July 26, 1994, thereto.                                              10.6+*
License Agreement between the Registrant and The Rowett Research
  Institute, dated as of April 30, 1990.                               10.7+*
License Agreement between the Registrant and Collagen Corporation,
  dated as of June 30, 1990.                                           10.8+*
Distribution and License Agreement between the Registrant and
  Haematologic Technologies, Inc., dated as of September 1, 1992.      10.9+*
Product Research and Development Agreement between the Registrant and Sumitomo Pharmaceuticals Co., Ltd., dated as of March 29, 1993. 10.10+* License Agreement between the Registrant and Celtrix Pharmaceuticals,
  Inc., dated as of July 28, 1993.                                     10.11+*
License, Supply and Development Agreement between the Registrant
  and Hybritech Incorporated, dated as of September 15, 1993.          10.12+*
Development and License Agreement between the Registrant and
  Ciba-Geigy Limited, dated as of June 26, 1990, as amended by the
  Agreement between Registrant and Ciba-Geigy Limited, dated as of
  November 5, 1993.                                                    10.13+*
License, Supply and Development Agreement between the Registrant and
  Ciba Corning Diagnostics Corp., dated as of November 5, 1993.        10.14+*
OEM Agreement between the Registrant and Diagnostic Products
  Corporation, dated December 22, 1993.                                10.15+*
Product Research and Development Agreement between the Registrant
  and Sumitomo Pharmaceuticals Co., Ltd., dated as of June 29, 1994.   10.16*(c)
IDS OEM Agreement between the Registrant and Immunodiagnostic Systems
  Ltd., dated as of January 19, 1995.                                  10.17+*
License Agreement between the Registrant and BioQuant, Inc., dated
  as of February 15, 1995.                                             10.18+*
Product Research and Development Agreement between the Registrant and
  Sumitomo Pharmaceuticals Co., Ltd., dated as of February 28, 1995.   10.19+*
International Distributor Agreement between the Registrant and
  Amersham K.K., dated as of April 8, 1993.                            10.20*(c)
International Distributor Agreement between the Registrant and DPC
  Biermann GmbH, dated as of January 1, 1995.                          10.21+*
Series D Preferred Stock Purchase Agreement, dated as of January 17,
  1992, among the Registrant and certain Investors listed on Exhibit
  A thereto.                                                           10.22*
Series E Preferred Stock Purchase Agreement, dated as of January
  11, 1994, among the Registrant and certain Investors listed on
  Exhibit A thereto.                                                   10.23*
Letter Agreement, dated as of May 24, 1991, between the Registrant
  and George W. Dunbar, Jr.                                            10.24*
Letter Agreement, dated as of February 1, 1992, between the
  Registrant and Ronald T. Steckel.                                    10.25*

Promissory Note, dated as of September 11, 1991, executed by
  George W. Dunbar, Jr. and Lucy H. Dunbar in favor of the
  Registrant.                                                          10.26*
Promissory Note, dated as of June 24, 1992, executed by Ronald T.
  Steckel and Laurie A. Steckel in favor of the Registrant.            10.27*
Promissory Note, dated as of July 16, 1992, executed by Ronald T.
  Steckel in favor of the Registrant.                                  10.28*
Promissory Note, dated as of July 18, 1993, executed by George W.
  Dunbar, Jr. in favor of the Registrant.                              10.29*
Promissory Note, dated as of November 1, 1994, executed by Colette
  Z. Andrea in favor of the Registrant.                                10.30*
Promissory Note, dated as of December 30, 1994, executed by George
  W. Dunbar, Jr. in favor of the Registrant.                           10.31*
Promissory Note, dated as of December 30, 1994, executed by Colette
  Z. Andrea in favor of the Registrant.                                10.32*
Promissory Note, dated as of December 30, 1994, executed by Ronald
  T. Steckel in favor of the Registrant.                               10.33*
License and Supply Agreement between the Registrant and Bayer
  Corporation dated as of July 26, 1995.                               10.34+
Separation and Mutual  Release, dated September 18, 1996, between
  the Company and Colette Z. Andrea                                    10.43(a)
Co-Promotion Agreement, dated April 25, 1997, between the Company
  and Berlex Laboratories, Inc.                                        10.44+
Form of Change in Control Agreement                                    10.45
List of Subsidiaries of the Registrant.                                22.1*
Consent of Ernst & Young LLP, Independent Auditors                     23.1
Consent of KPMG Peat Marwick LLP, Independent Auditors and Report
  on Schedules                                                         23.2
Financial Data Schedule                                                27.1

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


                                        METRA BIOSYSTEMS, INC.


                                        By: /s/ GEORGE W. DUNBAR, JR.
                                            ------------------------------------
Date: September 24, 1998                    President, Chief Executive Officer
                                            and Chief Financial Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George W. Dunbar, his attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

       Signature                                       Title                                    Date
       ---------                                       -----                                    ----
/s/ GEORGE W. DUNBAR, JR.            President, Chief Executive Officer and Chief         September 24, 1998
--------------------------------       Financial Officer  (Principal Executive,
George W. Dunbar, Jr.                  Financial and Accounting Officer)


/s/ CLAUDE D. ARNAUD, M.D.                           Director                             September 24, 1998
--------------------------------
Claude D. Arnaud, M.D.


/s/ MARIANN BYERWALTER                               Director                             September 24, 1998
--------------------------------
Mariann Byerwalter


/s/ JOHN L. CASTELLO                                 Director                             September 24, 1998
--------------------------------
John L. Castello


/s/ GREGORY B. LAWLESS, PH.D.                        Director                             September 24, 1998
--------------------------------
Gregory B. Lawless, Ph.D.


/s/ MARY LAKE POLAN, M.D., PH.D.                     Director                             September 24, 1998
--------------------------------
Mary Lake Polan, M.D., Ph.D.


/s/ CRAIG C. TAYLOR                                  Director                             September 24, 1998
--------------------------------
Craig C. Taylor