Form 10-Q
period 1998-09-30
METRA BIOSYSTEMS INC
filed 1998-11-16
CIK 888999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                             METRA BIOSYSTEMS, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its charter)

                                     0-26234
                             Commission File Number

             California                                       33-0408436
------------------------------------                    ------------------------
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

      The number of shares of the Registrant's common stock outstanding as of October 31, 1998 was 12,689,844.

                     METRA BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I.     FINANCIAL INFORMATION                                     3

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)                          3

            Condensed Consolidated Balance Sheets
            September 30, 1998 and June 30, 1998                      3

            Condensed Consolidated Statements of Operations
            Three Months Ended September 30, 1998 and 1997            4

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1998 and 1997            5

            Notes to Condensed Consolidated Financial Statements      6-8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-12

PART II.    OTHER INFORMATION                                         12

ITEM 1.     LEGAL PROCEEDINGS                                         12

ITEM 2.     CHANGES IN SECURITIES                                     12

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                           12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
            HOLDERS                                                   12

ITEM 5.     OTHER INFORMATION                                         12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                          12

            SIGNATURE                                                 13

PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                             METRA BIOSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                 September 30,      June 30,
                                                     1998             1998
                                                 ------------     ------------
                                                  (Unaudited)          (1)
Current assets:
  Cash and cash equivalents                      $      4,814     $      6,976
  Short-term investments                               12,813           12,831
  Accounts receivable, net                              1,379            1,831
  Interest receivable                                     337              275
  Inventories                                           1,124              869
  Prepaid expenses and other current assets               764              615
                                                 ------------     ------------
   Total current assets                                21,231           23,397

Property and equipment, net                             3,024            3,302
Long-Term investments                                   7,137            7,410
Other assets                                              591              454
                                                 ------------     ------------
                                                 $     31,983     $     34,563
                                                 ============     ============

                     LIABILITIES, AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $        876     $      1,058
  Accrued expenses                                      2,072            1,834
  Current portion of capital lease
  obligations                                             650              630
                                                 ------------     ------------
   Total current liabilities                            3,598            3,522

Long-term portion of capital lease
  obligations                                             773              944

Shareholders Equity:
  Preferred stock                                          --               --
  Common stock and additional paid-in capital          95,343           95,342
  Accumulated other comprehensive income
    (loss)                                               (123)            (245)
  Accumulated deficit and other equity                (67,608)         (65,000)
                                                 ------------     ------------
    Total shareholders' equity                         27,612           30,097
                                                 ------------     ------------
                                                 $     31,983     $     34,563
                                                 ============     ============

(1) Derived from audited consolidated financial statements at June 30, 1998

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                          Three months ended September 30,
                                          --------------------------------
                                               1998             1997
                                           ------------     ------------
Revenues:
  Product sales                            $      1,107     $      1,521
  Partner revenues                                  116               46
                                           ------------     ------------
     Total revenues                               1,223            1,567

Operating expenses:
  Cost of product sales                             525              557
  Research and development                        1,217            1,253
  Sales and marketing                             1,735            2,596
  General and administrative                        692              625
                                           ------------     ------------
     Total operating expenses                     4,169            5,031
                                           ------------     ------------
     Loss from operations                        (2,946)          (3,464)

Interest income, net                                330              477
                                           ------------     ------------
     Net loss                              $     (2,616)    $     (2,987)
                                           ============     ============

Basic and diluted net loss per share       $      (0.21)    $      (0.24)
                                           ============     ============

Weighted average shares used to compute
   net loss per share                        12,687,803       12,619,517
                                           ============     ============

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                       1998          1997
                                                    ---------     ---------
Cash flows from operating activities:
      Net cash used in operating activities         $  (2,330)    $  (3,009)

Cash flows from investing activities:
  Purchases of investment securities                   (6,979)       (3,189)
  Maturities and sales of investment securities         7,352        10,929
  Purchases of property and equipment                     (58)          (57)
  Proceeds from sale of property and equipment              3             5
                                                    ---------     ---------
      Net cash provided by investing activities           318         7,688

Cash flows from financing activities:
  Repayment of capital lease obligations                 (150)         (137)
  Proceeds from sales of common stock                       1             2
                                                    ---------     ---------
      Net cash used in financing activities              (149)         (135)

Net increase (decrease) in cash and cash
  equivalents                                          (2,162)        4,544
Cash and cash equivalents at beginning of period        6,976        11,709
                                                    ---------     ---------
Cash and cash equivalents at end of period          $   4,814     $  16,253
                                                    =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $      65     $      56

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)

1. INTERIM FINANCIAL INFORMATION

(a) The Company

      Metra Biosystems, Inc. ("Metra" or the "Company"), a California corporation, is engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone and joint diseases and disorders. The Company primarily markets its products for clinical and research use in the United States, Europe, and Pacific Rim countries.

(b ) Basis of Presentation

      The accompanying interim consolidated condensed financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended June 30, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2. INVENTORIES

      Inventories consist of the following (net of reserves):

                                 September 30,       June 30,
                                      1998             1998
                                  -----------      ------------
                                        (in thousands)
          Raw materials           $       327      $        298
          Work in process                 133               275
          Finished goods                  664               296
                                  -----------      ------------
                                  $     1,124      $        869
                                  ===========      ============

3. NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 ("SFAS 128"), Earnings Per Share, which was adopted in the second quarter of fiscal 1998. Earnings per share for the three month period ending September 30, 1997 have been restated in accordance with SFAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants is excluded.

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

      The following table sets forth the computation of net loss per share:

                                                         1998         1997
                                                         ----         ----
                                                           (in thousands)
Numerator for basic and diluted net loss per share:
Net loss                                               $ (2,616)    $ (2,987)
                                                       ========     ========
Denominator:
Weighted average shares                                  12,689       12,633
Weighted average non-vested shares subject
  to repurchase                                              (1)         (13)
                                                       --------     --------
Denominator for basic and diluted net loss
  per share                                              12,688       12,620
                                                       --------     --------
Basic and diluted net loss per share                   $  (0.21)    $  (0.24)
                                                       ========     ========

4. COMPREHENSIVE INCOME

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130") which the Company adopted as required in the first quarter of fiscal 1999. Statement 130 establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income for the Company include items such as net income, changes in the value of available-for-sale securities, and translation gains and losses.

The components of comprehensive income are as follows (in thousands):

                                                  Three Months Ended
                                                  ------------------
                                        September 30, 1998   September 30, 1997
                                        ------------------   ------------------
Net loss                                     $   (2,616)         $   (2,987)
Change in unrealized gain (loss)
  on available-for-sale investments                  81                 204
Change in foreign currency translation               41                  (5)
                                             ----------          ----------
Comprehensive Income (loss)                  $   (2,494)         $   (2,788)
                                             ==========          ==========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain
(loss) on available-for-sale investments and the cumulative foreign currency translation adjustment.

5. YEAR 2000 COMPLIANCE

      The Company is currently upgrading its financial and manufacturing information system software to a Year 2000 compliant version. The Company has completed the testing of this system upgrade and expects to be fully operational by the end of fiscal year 1999. The Company has assessed the Year 2000 compliance of its other computer system software and manufacturing equipment and expects to complete all necessary upgrades to be Year 2000 compliant no later than June 30, 1999. In addition, the Company has contacted all vendors and suppliers regarding Year 2000 compliance and has received no responses indicating that any vendor or supplier will not be Year 2000 compliant. The Company has also created a Year 2000 project team that periodically reviews relevant issues regarding compliance. The costs of Year 2000 initiatives have primarily been incurred and are not expected to be material to the Company's results of operations or financial position in future periods. The Company has incurred approximately $75,000 in Year 2000 costs as of September 30, 1998 and has identified, to date, future expenditures approximating $5,000 in order to be fully Year 2000 compliant. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's software being rendered inoperative. Although the Company has no formal contingency plans in place, in such event, the Company would attempt to perform its MIS functions, and other functions currently implemented by software, manually through the dedication of additional personnel to performing such functions. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests for research and clinical use, and beginning in fiscal year 1999, sales of its portable ultrasound device which was launched in Europe at the end of the first quarter of fiscal 1999. Partner revenues result from certain collaborative relationships and primarily consist of royalties received from these partners, revenues from sales to these partners of proprietary reagents for use with the test formats of these partners, and milestone payments and licensing fees.

      The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its medical education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products, sales growth of the Company's manual test formats, and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner, or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Three months Ended September 30, 1998 and 1997

Revenues

      Product sales for the three months ended September 30, 1998 were $1,107,000 as compared to product sales of $1,521,000 in the comparable period of the prior fiscal year. The product sales decrease in the first quarter resulted primarily from clinical market transitions from manual to automated testing, weakened sales in the Asian markets due to economic conditions and currency devaluations, and the variable stocking patterns of the Company's European distributors. The Company's product sales in direct markets, which are not affected by stocking patterns, saw only a 6% decrease in sales from the comparable period of the prior year. The Company believes that with the introduction of QUS(TM)-2 in the European marketplace, product sales levels will increase in subsequent periods. However, there can be no assurance that product sales will increase significantly, if at all.

      Partner revenues for the three months ended September 30, 1998 were $116,000 as compared to $46,000 in the corresponding period of the prior fiscal year. This increase is primarily comprised of the collection of royalties from partners who sell the Company's Pyrilinks(R)-D technology on an automated format.

Product Costs and Expenses

      Product costs were $525,000 for the first quarter of fiscal 1999, as compared to $557,000 in the corresponding period of fiscal 1998. The product margin for the first quarter of fiscal 1999 was 53% compared to 63% in the first quarter of fiscal 1998. This decrease in product costs and decrease in product margins is primarily related to decreased sales volumes. The Company believes that the product margin will fluctuate from quarter to quarter and will be dependent upon future sales volume and product mix as well as the Company's ability to continue to achieve efficiencies and improvements in the manufacturing process.

      Research and development expenses for the three months ended September 30, 1998 were $1,217,000, as compared to $1,253,000 in the corresponding period of the prior fiscal year, representing a 3% decrease in research and development expenditures. This decrease is due in part to reduced personnel and professional costs, and is partially offset by QUS-2 clinical trial expenses. The Company believes that research and development expenses will remain relatively flat through at least the second quarter of fiscal 1999 in order to support ongoing clinical trials and believes that research and development expenses will decrease in subsequent periods.

      Sales and marketing expenses were $1,735,000 in the first quarter of fiscal 1999, as compared to $2,596,00 in the first quarter of fiscal 1998, a decrease of 33%. This decrease is primarily related to reduced expenses associated with the Company's Co-Promotion Agreement ("Co-Promotion Agreement") with Berlex Laboratories, Inc. ("Berlex") and programs associated with physician education of the Company's biochemical tests. The Company is currently in negotiations with Berlex regarding the nature and scope of activities to be performed by the parties under the Co-Promotion Agreement. Related to this, the Company accrued a reserve of $445,000 in the first quarter of fiscal 1999. The Company believes that sales and marketing expenses will decrease in subsequent periods primarily due to reduced expenses associated with physician education programs which will be partially offset by increased costs associated with the worldwide launch of QUS-2.

      General and administrative expenses were $692,000 for the three months ended September 30, 1998, as compared to $625,000 for the corresponding period in the prior fiscal year. This represents an 11% increase in general and administrative costs on a year-to-year basis primarily related to increased legal expenses incurred in the first quarter of fiscal 1999 which were partially offset by reduced personnel costs. The Company believes that general and administrative expenses should remain relatively stable through the remainder of the fiscal year as reductions in all levels of general and administrative expenses will be offset by increased costs associated with execution of the Company's plans to expand through acquisitions of complementary businesses and/or technologies.

Net Interest Income

      Net interest income for the first quarter of fiscal 1999 was $330,000, as compared to $477,000 in the first quarter of fiscal 1998. The reduction in net interest income is primarily the result of reduced cash resources available for investment.

FINANCIAL CONDITION

Liquidity and Capital Resources

      The Company had cash and investments of $24.8 million at September 30, 1998. The Company's use of cash in operating activities was $2.3 million in the first quarter of fiscal 1999 compared to cash usage of $3.0 million in the first quarter of fiscal 1998. This reduction in cash usage is primarily related to the $862,000 reduction in operating expenses in the first quarter of fiscal 1999 as compared to fiscal 1998. Net cash proceeds from investing activities was $373,000 for the quarter ended September 30, 1998 which was primarily related to the maturity of longer term investment securities which were converted to cash equivalents and used for operations. Net cash used in financing activities in the first quarter of fiscal 1999 was $149,000 which was substantially related to the interest costs of the Company's capital leases.

      Net capital expenditures for the first three months of fiscal 1999 were $55,000, compared to $52,000 for the corresponding period of fiscal 1998. The Company has significantly reduced its capital expenditures over the last two years and expects that future capital expenditures will be at levels consistent or below the net capital expenditures in the first quarter of fiscal 1999.

      The Company's future capital requirements depend upon, among other things, the pace of market acceptance of the Company's products, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities associated with new product launches, costs involved in filing, prosecuting, enforcing, and defending patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements through at least the remainder of fiscal 1999, the Company's future liquidity and capital requirements will depend on the factors noted above, among others. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. There can be no assurance that if it becomes necessary to raise additional capital, that such capital will be available on acceptable terms, if at all.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the report on Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company's future product development and commercialization, product sales and other revenues, market opportunities and acceptance, beliefs, expectations, goals, financial performance, and future strategies, all of which are dependent on certain risks and uncertainties that may cause actual results to differ materially from those expressed in these or any other forward looking statements made by or on behalf of the Company. These risks and uncertainties include the uncertainty of realizing increased market awareness and acceptance for the Company's products, the success of the Company's collaborative relationships, the uncertainty of obtaining adequate levels of third-party reimbursement for clinical use of the Company's products, and the uncertainty and variability of continuing sales growth of the Company's products. For a more detailed discussion of these risks, see the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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


/s/ George W. Dunbar                                        November 16, 1998
--------------------------------------------                -----------------
George W. Dunbar

Chief Executive and Chief Financial Officer
(duly authorized and principal financial and principal accounting officer)