Form 10-Q
period 1998-12-31
METRA BIOSYSTEMS INC
filed 1999-02-16
CIK 888999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                             METRA BIOSYSTEMS, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its charter)

                                     0-26234
                             ----------------------
                             Commission File Number

           California                                    33-0408436
-------------------------------                     ---------------------
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

                                 |X| Yes |_| No.

      The number of shares of the Registrant's common stock outstanding as of January 29, 1999 was 12,721,401.

                             METRA BIOSYSTEMS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets At
            December 31, 1998 and June 30, 1998                            3

            Condensed Consolidated Statements of Operations For The
            Three and Six Months ended December 31, 1998 and 1997          4

            Condensed Consolidated Statements of Cash Flows For The
            Six Months ended December 31, 1998 and 1997                    5

            Notes to Condensed Consolidated Financial Statements           6-8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            9-12

PART II.    OTHER INFORMATION                                              13

ITEM 1.     LEGAL PROCEEDINGS                                              13

ITEM 2.     CHANGES IN SECURITIES                                          13

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          13

ITEM 5.     OTHER INFORMATION                                              14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               14

            SIGNATURE                                                      15

PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                             METRA BIOSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                    December 31,     June 30,
                                                       1998            1998
                                                       ----            ----
                                                    (unaudited)         (1)
Current assets:
   Cash and cash equivalents                       $      4,496    $      6,976
   Short-term investments                                12,627          12,831
   Accounts receivable, net                               1,612           1,831
   Interest receivable                                      172             275
   Inventories                                            1,073             869
   Prepaid expenses and other current assets                656             615
                                                   ------------    ------------
      Total current assets                               20,636          23,397
Property and equipment, net                               2,712           3,302
Long-term investments                                     5,312           7,410
Other assets                                                543             454
                                                   ------------    ------------
                                                   $     29,203    $     34,563
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
   Accounts payable                                $        751    $      1,058
   Accrued expenses                                       1,751           1,834
   Current portion of capital lease obligations             782             630
                                                   ------------    ------------
            Total current liabilities                     3,284           3,522

Long-term portion of capital lease obligations              485             944
Shareholders equity:
   Preferred stock                                           --              --
   Common  stock and additional
      paid-in capital                                    95,367          95,342
   Accumulated other comprehensive income (loss)           (369)           (245)
   Accumulated deficit and other equity                 (69,564)        (65,000)
                                                   ------------    ------------
              Total shareholders equity                  25,434          30,097
                                                   ------------    ------------
                                                   $     29,203    $     34,563
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

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months Ended       Six Months Ended
                                            December 31,            December 31,
                                         1998        1997        1998        1997
                                         ----        ----        ----        ----
Revenues
    Product sales                      $  1,527    $  1,676    $  2,634    $  3,198
    Partner revenues                        116         158         232         203
                                       --------    --------    --------    --------
        Total revenues                    1,643       1,834       2,866       3,401

Operating expenses:
   Cost of product sales                    779         903       1,304       1,461
   Research and development               1,222       1,595       2,439       2,849
   Sales and  marketing                   1,050       2,420       2,785       5,015
   General and administrative               832         677       1,524       1,301
                                       --------    --------    --------    --------
       Total operating expenses          3 ,883       5,595       8,052      10,626
                                       --------    --------    --------    --------
        Loss from operations             (2,240)     (3,761)     (5,186)     (7,225)
Interest income, net                        289         450         619         927
                                       --------    --------    --------    --------
        Net loss                       $ (1,951)   $ (3,311)   $ (4,567)   $ (6,298)
                                       ========    ========    ========    ========

Basic and diluted net loss per share   $  (0.15)   $  (0.26)   $  (0.36)   $  (0.50)
                                       ========    ========    ========    ========
Shares used to compute basic and
  diluted net loss per share             12,699      12,642      12,694      12,638
                                       ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                      Six months ended
                                                         December 31,
                                                    --------------------

                                                      1998        1997
                                                      ----        ----

Net cash used in operating activities               $ (4,261)   $ (7,697)
Cash flows from investing activities:
  Purchases of investment securities                 (11,849)     (7,294)
  Maturities and sales of investment securities       13,990      17,772
  Purchases of property and equipment, net               (80)       (158)
                                                    --------    --------
      Net cash provided by investing activities        2,061      10,320
Cash flows from financing activities:
  Repayments of capital leases                          (305)       (277)
  Proceeds from issuance of common stock                  25          66
                                                    --------    --------
      Net cash used in financing activities             (280)       (211)
                                                    --------    --------
Net increase (decrease) in cash and cash
  equivalents                                         (2,480)      2,412
Cash and cash equivalents at beginning of
  period                                               6,976       1,709
                                                    --------    --------
Cash and cash equivalents at end of period          $  4,496    $ 14,121
                                                    ========    ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                          $     77    $    124
                                                    --------    --------

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   (Unaudited)

1. INTERIM FINANCIAL INFORMATION

(a) The Company

      Metra Biosystems, Inc. (Metra or the Company), a California corporation, is engaged in the development and commercialization of diagnostic products for the detection and management of metabolic bone and joint diseases and disorders. The Company primarily markets its products for clinical and research use in the United States, Europe, and Pacific Rim countries.

(b ) Basis of Presentation

      The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended June 30, 1998. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Companys' Annual Report on Form 10-K for the year ended June 30, 1998.

2. INVENTORIES

      Inventories consist of the following (net of reserves):

                                  December 31,       June 30,
                                      1998             1998
                                      ----             ----
                                         (in thousands)
          Raw materials           $       331      $        298
          Work in process                  25               275
          Finished goods                  717               296
                                  -----------      ------------
                                  $     1,073      $        869
                                  ===========      ============

3. NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS
128) which was adopted by the Company for the three and six month periods ended December 31, 1998. Earnings per share for the three and six month periods ended December 31, 1997 have been restated in accordance with SFAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded.

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

The following table sets forth the computation of net loss per share:

                                                     Three months ended       Six months ended
                                                        September 30,           September 30,
                                                        -------------           -------------
                                                      (in thousands, except per share amounts)
                                                      1998        1997        1998        1997
                                                      ----        ----        ----        ----
Numerator for basic and diluted net loss per share:
Net loss                                            $ (1,951)   $ (3,311)   $ (4,567)   $ (6,298)
                                                    ========    ========    ========    ========
Denominator:
Weighted average shares                               12,699      12,642      12,694      12,638
Weighted average non-vested shares subject
   to repurchase                                          --         (12)         --         (10)
                                                    --------    --------    --------    --------
Denominator for basic and diluted net loss per
   share                                              12,699      12,630      12,694      12,627
                                                    ========    ========    ========    ========
Basic and diluted net loss per share                $  (0.15)   $  (0.26)   $  (0.36)   $  (0.50)
                                                    ========    ========    ========    ========

4. COMPREHENSIVE INCOME

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (Statement 130) which the Company adopted as required in the first quarter of fiscal 1999. Statement 130 establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income for the Company include items such as net income, changes in the value of available-for-sale securities, and translation gains and losses.

The components of comprehensive income are as follows (in thousands):

                                      Three months ended     Six months ended
                                          September 30,        September 30,
                                        1998       1997       1998       1997
                                      -------    -------    -------    -------
Net loss                              $(1,951)   $(3,311)   $(4,567)   $(6,298)
Change in unrealized gain (loss) on
   available-for-sale investments        (242)        70       (161)       274
Change in accumulated foreign
   currency translation                    (4)       (16)        37        (21)
                                      -------    -------    -------    -------
Comprehensive Income (loss)           $(2,197)   $(3,257)   $(4,765)   $(6,045)
                                      =======    =======    =======    =======

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain
(loss) on available-for-sale investments and the cumulative foreign currency translation adjustment.

5. YEAR 2000

The Company is currently upgrading its financial and manufacturing information system software to a Year 2000 compliant version. The Company has completed the testing of this system upgrade and expects to fully implement by June 30, 1999. The Company has assessed the Year 2000 compliance of its other computer system software and manufacturing equipment and expects to complete all necessary upgrades to be Year 2000 compliant no later than June 30, 1999. In addition, the Company has contacted all vendors and suppliers regarding Year 2000 compliance and has received no responses indicating that any vendor or supplier will not be Year 2000 compliant. The Company has also created a Year 2000 project team that periodically reviews relevant issues regarding compliance. The costs of Year 2000 initiatives have primarily been incurred and are not expected to be material to the Company's results of operations or financial position in future periods. The Company has incurred approximately $75,000 in Year 2000 compliance costs as of December 31, 1998 and has identified, to date, future expenditures approximating $5,000 in order to be fully Year 2000 compliant. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's software being rendered inoperative. Although the Company has no formal contingency plans in place, in such event, the Company would attempt to perform its MIS functions, and other functions currently implemented by software, manually through the dedication of additional personnel to performing such functions. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests for research and clinical use. Partner revenues result from certain collaborative relationships and primarily consist of milestone payments, licensing fees and royalties received from these partners, and revenues from sales to these partners of proprietary reagents for use with the automated test formats of these partners.

The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its market education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products including the QUS-2(TM) ultrasonometer, continued sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1998 and 1997

Revenues

Product sales for the three months and six months ended December 31, 1998 were $1,527,000 and $2,634,000, respectively, as compared to product sales of $1,676,000 and $3,198,000 in the comparable periods of the prior fiscal year. The product sales decreases resulted primarily from clinical market transitions from manual to automated testing, weakened sales in the Asian markets due to economic conditions and currency devaluations, and a reduction in distributor inventory levels in the German marketplace as the Company transitions the sales from distribution to a direct market.

Partner revenues for the three months and six months ended December 31, 1998 were $116,000 and $232,000 as compared to $158,000 and $203,000 in the corresponding periods of the prior fiscal year. The decrease for the second quarter of fiscal 1999 can be attributed to an $82,000 one-time milestone payment recorded in the comparable period of the prior year. Royalty revenues from automated test sales increased 71% and 273%, respectively, as compared to the prior fiscal year.

Operating Expenses

Product costs were $779,000 for the second quarter and $1,304,000 for the first six months of fiscal 1998, as compared to $903,000 and $1,461,000 in the corresponding periods of fiscal 1998. These decreases in product costs are primarily related to lower product sales and the associated kit volume. The product margin for the first six months of fiscal 1999 was 50% as compared to 54% in the prior year primarily due to slightly lower production volumes. The Company expects that the product margin will fluctuate from quarter to quarter and will be dependent upon future sales volume and product mix, as well as the Company's ability to continue to achieve efficiencies and improvements in the manufacturing process.

Research and development expenses for the three months and six months ended December 31, 1998 were $1,222,000 and $2,439,000 as compared to $1,595,000 and
$2,849,000 in the corresponding periods of the prior fiscal year representing a 23% and 14% decrease in research and development expenditures, respectively. These decreases are primarily due to reduced personnel and consulting costs offset partially by increased expenditures for clinical trials. The Company believes that research and development expenses will decrease in subsequent periods as clinical trials are completed and product development costs for the QUS-2(TM) are phased out of ongoing development expenditures.

Sales and marketing expenses were $1,050,000 in the second quarter and $2,785,000 for the first six months of fiscal 1999, as compared to $2,420,000 and $5,015,000 in the corresponding periods of fiscal 1998, a decrease of 57% and 44% respectively. These decreases are primarily related to reduced expenditures associated with the Company's Co-Promotion Agreement with Berlex Laboratories, Inc. (Berlex). In December 1998, the Company and Berlex reached a negotiated settlement which temporarily placed on hold all direct selling activities by Berlex representatives until the Company receives QUS-2(TM) FDA approval in the United States and launches a point-of-care instrument. At that time, the Company and Berlex will resume negotiations to develop a new promotional agreement. As a result of the negotiated settlement, the Company paid Berlex $445,000 in the second quarter which was accrued at September 30, 1998 and expects no further cash outlays for the remainder of the fiscal year. The Company believes that sales and marketing expenses will slightly increase for the remainder of the fiscal year due to start-up costs for direct operations and promotional expenses associated with the product launch of the QUS-2(TM) in Europe.

General and administrative expenses were $832,000 and $1,524,000 for the three and six months ended December 31, 1998, as compared to $677,000 and $1,301,000 for the corresponding periods in the prior fiscal year. The increases in administrative expenses are primarily related to increased consulting and legal fees associated with strategic opportunities that the Company is pursuing. The Company expects that general and administrative costs will remain relatively flat for the remainder of the fiscal year as strategic opportunities continue to be evaluated.

Net Interest Income

Net interest income for the second quarter and first six months of fiscal 1999 was $289,000 and $619,000 as compared to $450,000 and $927,000 in the corresponding periods of fiscal 1998. The reduction in net interest income is primarily the result of reduced cash resources available for investment.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash and investments of $22.4 million at December 31, 1998. The Company's use of cash in operating activities was $4.3 million in the first six months of fiscal 1999 compared to cash usage of $7.7 million in the first six months of fiscal 1998, a reduction of approximately 45%. This reduction in cash usage is primarily related to reduced operating expenses and the corresponding $1.7 million decrease in net loss in the first two quarters of fiscal 1999 as compared to the corresponding periods of fiscal 1998 and a $1.5 million prepayment made to Berlex in the first half of 1998 to cover marketing activities in the second half of fiscal 1998. Net cash proceeds from investing activities were $2.1 million for the six months ended December 31, 1998 which included the maturity of longer term investment securities which were reinvested as cash and cash equivalents. Net cash used in financing activities in the first two quarters of fiscal 1999 was $280,000 which was related to the repayment of the Company's capital leases offset partially by purchases of stock through the Company's Employee Stock Purchase Program.

Net capital expenditures for the first six months of fiscal 1998 were $80,000, compared to $158,000 for the corresponding periods of fiscal 1998. The Company has made a concerted effort to reduce capital expenditures. The Company expects that future capital expenditures will remain flat or decrease in subsequent periods.

The Company's future capital requirements depend upon, among other things, the pace of market acceptance of the Company's products, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting, enforcing, and defending patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in, or acquisitions of, complementary businesses, products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements into fiscal 2000, the Company's future liquidity and capital requirements will depend on the factors noted above, among others. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects or acquisitions. There can be no assurance that if it becomes necessary to raise additional capital, such capital will be available on acceptable terms, if at all.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the company's future product development and commercialization, product sales and other revenues, market opportunities and acceptance, beliefs, expectations, goals, financial performance, and future strategies, all of which are dependent on certain risks and uncertainties that may cause actual results to differ materially from those expressed in these or any other forward looking statements made by or on behalf of the Company. These risks and uncertainties include the uncertainty of realizing increased market awareness and acceptance for the Company's products, the success of the Company's collaborative relationships, the uncertainty of obtaining adequate levels of third-party reimbursement for clinical use of the Company's products, and the uncertainty and variability of continuing sales growth of the Company's products. For a more detailed discussion of these risks, see the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

      None

ITEM 2. - CHANGES IN SECURITIES

      None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      At the Company's Annual Shareholders Meeting, which was held on December 14, 1998, the shareholders adopted the following management proposals:

      1.    The election of the following individuals as directors of the
            Company:

      Claude D. Arnaud, M.D.
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      Mariann Byerwalter
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      John L. Castello
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      George W. Dunbar, Jr.
            For  11,571,782        Against   60,199         Abstain          0
                 ----------                  ------                  ---------

      Gregory B. Lawless, Ph.D.
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      Mary Lake Polan, M.D., Ph.D.
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      Craig C. Taylor
            For  11,573,462        Against   58,519         Abstain          0
                 ----------                  ------                  ---------

      2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1998

            For  11,538,798        Against   60,633         Abstain     32,550
                 ----------                  ------                     ------

ITEM 5. - OTHER INFORMATION

      None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits   Description
      --------   -----------

          27     Financial Data Schedule

      b. Forms 8-K

      The company filed a report on Form 8-K, dated November 10, 1998, reporting the approval of an amendment to the Rights Agreement to institute a mechanism to exempt a transaction from trigerring the Rights Plan, and to increase the ownership threshold required to trigger the Rights Plan to 28%.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ George W. Dunbar                                           February 12, 1999
------------------------------
George W. Dunbar

Chief Executive and Chief Financial Officer
(duly authorized principal financial and accounting officer)