Form 10-Q
period 1999-03-31
METRA BIOSYSTEMS INC
filed 1999-05-12
CIK 888999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                             METRA BIOSYSTEMS, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its charter)

                                     0-26234
                                     -------
                             Commission File Number

          California                                         33-0408436
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

              265 North Whisman Road, Mountain View, CA 94043-3911
          -------------------------------------------------------------
              (Address of Registrant's principal executive offices)

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

                                 |X| Yes |_| No

      The number of shares of the Registrant's common stock outstanding as of April 30, 1999 was 12,696,935.

                             METRA BIOSYSTEMS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets At
            March 31, 1999 and June 30, 1998                                3

            Condensed Consolidated Statements of Operations For
            The Three and Nine Months ended March 31, 1999 and 1998         4

            Condensed Consolidated Statements of Cash Flows For
            The Nine Months ended March 31, 1999 and 1998                   5

            Notes to Condensed Consolidated Financial Statements          6 - 7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8 - 11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK                                                           11

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               12

            SIGNATURE                                                      13

PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                             METRA BIOSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                   March 31,       June 30,
                                                     1999            1998
                                                -------------   --------------
                                                  (unaudited)         (1)
Current assets:
   Cash and cash equivalents                    $       3,725   $        6,976
   Short-term investments                              10,929           12,831
   Accounts receivable, net                             1,500            1,831
   Interest receivable                                    237              275
   Inventories                                          1,300              869
   Prepaid expenses and other current assets              597              615
                                                -------------   --------------
Total current assets                                   18,288           23,397
Property and equipment, net                             2,408            3,302
Long-term investments                                   6,263            7,410
Other assets                                              696              454
                                                -------------   --------------
                                                $      27,655   $       34,563
                                                =============   ==============

                       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
      Accounts payable                          $         912    $       1,058
      Accrued expenses                                  1,918            1,834
      Current portion of capital lease
      obligations                                         822              630
                                                -------------   --------------
            Total current liabilities                   3,652            3,522

Long-term portion of capital lease obligations            286              944
Shareholders equity:
      Preferred stock                                      --               --
      Common  stock and additional paid-in
      capital                                          95,342           95,342
      Accumulated other comprehensive income
      (loss)                                             (536)            (245)
      Accumulated deficit and other equity            (71,089)         (65,000)
                                                -------------   --------------
            Total shareholders equity                  23,717           30,097
                                                -------------   --------------
                                                $      27,655    $      34,563
                                                =============   ==============

(1)   Derived from audited consolidated financial statements at June 30, 1998

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                        March 31,               March 31,
                                   1999        1998        1999        1998
                                   ----        ----        ----        ----

Revenues
   Product sales                 $  1,537    $  1,722    $  4,171    $  4,920
   Partner revenues                   132         826         364       1,030
                                 --------    --------    --------    --------
      Total revenues                1,669       2,548       4,535       5,950

Operating expenses:
   Cost of product sales              622       1,191       1,926       2,652
   Research and development         1,260       1,560       3,698       4,409
   Sales and  marketing               876       2,235       3,661       7,250
   General and administrative         716         598       2,241       1,900
                                 --------    --------    --------    --------
      Total operating expenses      3,474       5,584      11,526      16,211
                                 --------    --------    --------    --------
      Loss from operations         (1,805)     (3,036)     (6,991)    (10,261)
Interest and other income, net        260         698         879       1,624
                                 --------    --------    --------    --------
      Net loss                   $ (1,545)   $ (2,338)   $ (6,112)   $ (8,637)
                                 ========    ========    ========    ========

Basic and diluted net loss
per share                        $  (0.12)   $  (0.18)   $  (0.48)   $  (0.68)
                                 ========    ========    ========    ========
Shares used to compute basic
  and diluted net loss per share   12,706      12,655      12,697      12,635
                                 ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                       Nine months ended
                                                            March 31,
                                                     ---------------------
                                                       1999         1998
                                                       ----         ----

Net cash used in operating activities                $ (5,475)    $ (9,091)
Cash flows from investing activities:
  Purchases of investment securities                  (17,701)     (16,951)
  Maturities and sales of investment securities        20,486       22,580
  Purchases of property and equipment, net                (96)        (316)
                                                     --------     --------
      Net cash provided by investing activities         2,689        5,313
Cash flows from financing activities:
  Repayments of capital leases                           (465)        (420)
  Proceeds from issuance of common stock                   --           69
      Net cash used in financing activities              (465)        (351)
                                                     --------     --------
Net decrease in cash and cash equivalents              (3,251)      (4,129)
Cash and cash equivalents at beginning of
period                                                  6,976       11,709
                                                     --------     --------
Cash and cash equivalents at end of period           $  3,725     $  7,580
                                                     ========     ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                           $    109     $    156
                                                     --------     --------

     See accompanying notes to condensed consolidated financial statements.

                             METRA BIOSYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

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

2. INVENTORIES

      Inventories consist of the following:

                                       March 31,         June 30,
                                         1999              1998
                                         ----              ----
                                             (in thousands)
            Raw materials            $        312      $        298
            Work in process                    62               275
            Finished goods                    926               296
                                     ------------      ------------
                                     $      1,300      $        869
                                     ============      ============

3. NET LOSS PER SHARE

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

The following table sets forth the computation of net loss per share:

                                                         Three months ended        Nine months ended
                                                              March 31,                 March 31,
                                                             ---------                 ---------
                                                           (in thousands, except per share amounts)
                                                         1999         1998         1999         1998
                                                         ----         ----         ----         ----
Numerator for basic and diluted net loss per share:
Net loss                                               $ (1,545)    $ (2,338)    $ (6,112)    $ (8,637)
                                                       ========     ========     ========     ========
Denominator:
Weighted average shares                                  12,706       12,662       12,697       12,646
Weighted average non-vested shares
   subject to repurchase                                     --           (7)          --          (11)
                                                       --------     --------     --------     --------
Denominator for basic and diluted
   net loss per Share                                    12,706       12,655       12,697       12,635
Basic and diluted net loss per share                   $  (0.12)    $  (0.18)    $  (0.48)    $  (0.68)
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

The components of comprehensive income are as follows (in thousands):

                                        Three months ended      Nine months ended
                                             March 31,               March 31,
                                             ---------               ---------
                                         1999        1998        1999        1998
                                         ----        ----        ----        ----
Net loss                               $(1,545)    $(2,338)    $(6,112)    $(8,637)
Change in unrealized gain (loss) on
   available-for-sale investments         (103)       (304)       (264)        (30)
Change in accumulated foreign
currency translation                       (64)         (8)        (27)        (29)
                                       -------     -------     -------     -------
Comprehensive Income (loss)            $(1,712)    $(2,650)    $(6,403)    $(8,696)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal sources of revenue are product sales and partner revenues. Product sales are principally derived from sales of the Company's biochemical tests for research and clinical use and, to a lesser extent, sales of its portable ultrasound device. Partner revenues result from certain collaborative relationships and primarily consist of milestone payments, licensing fees and royalties received from these partners, and revenues from sales to these partners of proprietary reagents for use with the automated test formats of these partners.

The Company commenced its clinical marketing efforts in the United States upon receiving 510(k) clearance for several of its key products in late 1995, and does not anticipate significant revenues from clinical sales of its products in the United States unless and until the results of its market education efforts are realized. Achieving increased sales growth and improved product margins depends upon increased awareness and acceptance of the Company's products among clinicians, the success of the Company's programs with pharmaceutical partners, adequate levels of third-party reimbursement for clinical use of its diagnostic tests, the Company's ability to successfully launch new products including the QUS-2(TM) ultrasonometer, sales growth of the Company's manual test formats and successful market penetration of automated test formats by the Company's diagnostic partners to the extent that this substantially increases market demand versus conversion of existing manual kit business. There can be no assurance the Company can successfully achieve any of the above items in a timely manner or at all, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1999 and 1998

Revenues

Product sales for the three months and nine months ended March 31, 1999 were $1,537,000 and $4,171,000, respectively, as compared to product sales of $1,722,000 and $4,920,000 in the comparable periods of the prior fiscal year. The third quarter product sales decrease resulted primarily from lower sales in Europe as the Company completed the transition in Germany from third party distribution to direct marketing offset partially by sales of the QUS-2(TM) ultrasonometer which was launched in the second quarter of fiscal year 99. The distributor has consumed all of its inventory and direct operations will commence in the fourth quarter. For the nine month period, the product sales decrease is primarily due to the clinical market transitions from manual to automated testing, weakened sales in the Asian markets due to economic conditions and currency devaluations, and the conversion to direct operations in Germany. The Company has achieved product sales increases for three consecutive quarters and expects this trend to continue in the fourth quarter.

Partner revenues for the three months and nine months ended March 31, 1999 were $132,000 and $364,000 as compared to $826,000 and $1,030,000 in the corresponding periods of the prior fiscal year. The decreases for fiscal 1999 can be attributed to one-time non-recurring milestone payments totaling $750,000 and $815,00 that were recorded in the three and nine month periods of fiscal 1998. Excluding the one-time payments, partner revenues have increased 69% for the nine month period when compared to the prior year. This increase is primarily from increased royalty payments from our corporate partners.

Operating Expenses

Product costs were $622,000 for the third quarter and $1,926,000 for the first nine months of fiscal 1999, as compared to $1,191,000 and $2,652,000 in the corresponding periods of fiscal 1998. These decreases in product costs are primarily related to lower product sales and the associated kit volume. The product margin for the first nine months of fiscal 1999 was 54% as compared to 46% in the prior year. The Company's improvement in product margin is primarily attributed to increased sales in regions and products which yield more favorable product margins offset partially by lower production volumes. The Company expects that the product margin will fluctuate from quarter to quarter and will be dependent upon future sales volume and product mix, regional mix of sales, as well as the Company's ability to continue to achieve efficiencies and improvements in the manufacturing process.

Research and development expenses for the three months and nine months ended March 31, 1999 were $1,260,000 and $3,698,000 as compared to $1,560,000 and
$4,409,000 in the corresponding periods of the prior fiscal year representing a 19% and 16% decrease in research and development expenditures, respectively. These decreases are primarily due to reduced development costs for the QUS-2(TM) which was launched in the second quarter, and lower personnel and consulting costs offset partially by increased expenditures for clinical trials for the QUS-2(TM) and licensed technology purchased for the development of new assays for bone and joint markers. The Company has incurred the majority of its FDA related clinical trial expenses, and expects Research and Development expenditures to decrease in subsequent periods.

Sales and marketing expenses were $876,00 in the third quarter and $3,661,00 for the first nine months of fiscal 1999, as compared to $2,235,000 and $7,250,000 in the corresponding periods of fiscal 1998, a decrease of 61% and 50% respectively. These decreases are primarily related to reduced expenditures associated with the Company's Co-Promotion Agreement with Berlex Laboratories, Inc. (Berlex) and, to a lesser extent, the decrease in market education expenditures with physicians. In December 1998, the Company and Berlex reached a negotiated settlement which placed on hold all direct selling activities by Berlex representatives until the Company receives QUS-2(TM) FDA approval in the United States and launches a point-of-care instrument. At that time, the Company and Berlex will resume negotiations to develop a new promotional agreement. As a result of the negotiated settlement, the Company paid Berlex $445,000 in the second quarter which was accrued at September 30, 1998 and expects no further cash outlays for the remainder of the fiscal year. The Company believes that sales and marketing expenses will slightly increase for the remainder of the fiscal year due to increased costs associated with direct selling efforts.

General and administrative expenses were $716,000 and $2,241,000 for the three and nine months ended March 31, 1999, as compared to $598,000 and $1,900,000 for the corresponding periods in the prior fiscal year. The increases in administrative expenses are primarily related to outside fees associated with strategic opportunities that the Company is pursuing as well as higher personnel costs. The Company expects that general and administrative costs will remain relatively flat for the remainder of the fiscal year as strategic opportunities continue to be evaluated.

Net Interest and Other Income

Net interest and other income for the third quarter and first nine months of fiscal 1999 was $260,000 and $879,000 as compared to $698,000 and $1,624,000 in the corresponding periods of fiscal 1998. The reduction in net interest income and other income is primarily the result of reduced cash resources available for investment throughout the fiscal period and a $334,000 realized gain on the sale of an equity investment in the third quarter of fiscal 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash and investments of $20.9 million at March 31, 1999. The Company's use of cash in operating activities was $5.5 million in the first nine months of fiscal 1999 compared to cash usage of $9.1 million in the first nine months of fiscal 1998, a reduction of approximately 40%. This reduction in cash usage is primarily related to reduced operating expenses and the corresponding $2.5 million decrease in net loss in the first three quarters of fiscal 1999 as compared to the corresponding periods of fiscal 1998 and a $1.5 million prepayment made to Berlex in the first half of 1998 to cover marketing activities in the second half of fiscal 1998. Net cash proceeds from investing activities were $2.7 million for the nine months ended March 31, 1999 which included the maturity of longer term investment securities which were reinvested as cash and cash equivalents. Net cash used in financing activities in the first three quarters of fiscal 1999 was $465,000 which was related to the repayment of the Company's capital leases.

Net capital expenditures for the first nine months of fiscal 1999 were $96,000, compared to $316,000 for the corresponding periods of fiscal 1998. The Company has made a concerted effort to reduce capital expenditures and expects that future capital expenditures will remain flat or decrease in subsequent periods.

The Company's future capital requirements depend upon, among other things, the pace of market acceptance of the Company's products, the costs of research and development programs, the funding of clinical and regulatory related studies, the expansion of marketing and selling activities, costs involved in filing, prosecuting, enforcing, and defending patent claims, and the time and costs associated with obtaining regulatory approvals for future products. Funds may also be used for investments in future products or technologies, in expanding the Company's manufacturing capacity or in improving its existing facilities. Although the Company believes its current cash, cash equivalents and investment securities will be sufficient to meet the Company's operating expenses and capital requirements into at least fiscal 2000, the Company's future liquidity and capital requirements will depend on the factors noted above, among others. The Company may, however, seek additional equity or debt financing to fund further expansion of its manufacturing capacity, or to fund other projects. There can be no assurance that if it becomes necessary to raise additional capital, such capital will be available on acceptable terms, if at all.

Year 2000 Compliance

The Company has upgraded its financial and manufacturing information system software to a Year 2000 compliant version. The Company has completed the testing of this system upgrade and has deemed the system to be working properly. The Company has also assessed the Year 2000 compliance of its other computer system software and manufacturing equipment and expects to complete all necessary upgrades to be Year 2000 compliant no later than June 30, 1999. In addition, the Company has contacted all vendors and suppliers regarding Year 2000 compliance and has received no responses indicating that any vendor or supplier will not be

Year 2000 compliant. The Company has also created a Year 2000 project team that periodically reviews relevant issues regarding compliance. The costs of Year 2000 initiatives have primarily been incurred and are not expected to be material to the Company's results of operations or financial position in future periods. The Company has incurred approximately $75,000 in Year 2000 compliance costs as of March 31, 1999 and has identified, to date, future expenditures approximating $5,000 in order to be fully Year 2000 compliant. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's software being rendered inoperative. Although the Company has no formal contingency plans in place, in such event, the Company would attempt to perform its MIS functions, and other functions currently implemented by software, manually through the dedication of additional personnel to performing such functions. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk inherent in the underlying financial instruments has remained consistent with that at June 30, 1998. Reference is made to part II, item 7 Quantitative and Qualitative Disclosure About Market Risk in the Registrants Annual Report on Form 10-K for the year ended June 30, 1998.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the company's future product development and commercialization, product sales and other revenues, market opportunities and acceptance, beliefs, expectations, goals, financial performance, and future strategies, all of which are dependent on certain risks and uncertainties that may cause actual results to differ materially from those expressed in these or any other forward looking statements made by or on behalf of the Company. These risks and uncertainties include the uncertainty of realizing increased market awareness and acceptance for the Company's products, the success of the Company's collaborative relationships, the uncertainty of obtaining adequate levels of third-party reimbursement for clinical use of the Company's products, and the uncertainty and variability of sales growth of the Company's products. For a more detailed discussion of these risks, see the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

PART II. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits      Description
         --------      -----------

      a.    27         Financial Data Schedule

      b.    Forms 8-K  -  None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ George W. Dunbar                                           May 12, 1999
------------------------------                                 ------------
George W. Dunbar

Chief Executive and Chief Financial Officer
(duly authorized principal financial and accounting officer)